Form 10-Q
period 2023-03-31
CNA FINANCIAL CORP
filed 2023-05-01
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 27, 2023, 270,854,297 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2023	2022 (1)
Revenues
Net earned premiums	$2,248	$2,059
Net investment income	525	448
Net investment losses	(35)	(11)
Non-insurance warranty revenue	407	382
Other revenues	7	7
Total revenues	3,152	2,885
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement gain (loss) of $1 and $5)	1,653	1,478
Amortization of deferred acquisition costs	379	344
Non-insurance warranty expense	384	354
Other operating expenses	337	326
Interest	28	28
Total claims, benefits and expenses	2,781	2,530
Income before income tax	371	355
Income tax expense	(74)	(60)
Net income	$297	$295

Basic earnings per share	$1.10	$1.08

Diluted earnings per share	$1.09	$1.08

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.3	271.8
Diluted	272.3	272.9
(1) As of January 1, 2023, the Company adopted ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12) using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three months ended March 31
(In millions)	2023	2022 (1)
Comprehensive Income (Loss)
Net income	$297	$295
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(8)	(4)
Net unrealized gains and losses on other investments	670	(2,643)
Net unrealized gains and losses on investments	662	(2,647)
Impact of changes in discount rates used to measure long-duration contract liabilities	(396)	1,635
Foreign currency translation adjustment	17	(14)
Pension and postretirement benefits	7	6
Other comprehensive income (loss), net of tax	290	(1,020)
Total comprehensive income (loss)	$587	$(725)
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	March 31, 2023	December 31, 2022 (1)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $41,660 and $41,032, less allowance for credit loss of $2 and $1)	$39,107	$37,627
Equity securities at fair value (cost of $708 and $703)	682	674
Limited partnership investments	1,982	1,926
Other invested assets	79	78
Mortgage loans (less allowance for uncollectible receivables of $24 and $24)	1,006	1,040
Short term investments	1,167	1,832
Total investments	44,023	43,177
Cash	483	475
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $22)	5,484	5,416
Insurance receivables (less allowance for uncollectible receivables of $29 and $29)	3,126	3,158
Accrued investment income	415	402
Deferred acquisition costs	852	806
Deferred income taxes	1,157	1,251
Property and equipment at cost (less accumulated depreciation of $289 and $280)	232	226
Goodwill	145	144
Deferred non-insurance warranty acquisition expense	3,671	3,671
Other assets (includes $— and $18 due from Loews Corporation)	2,467	2,274
Total assets	$62,055	$61,000
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,409	$22,120
Unearned premiums	6,581	6,374
Future policy benefits	13,976	13,480
Short term debt	243	243
Long term debt	2,539	2,538
Deferred non-insurance warranty revenue	4,710	4,714
Other liabilities (includes $32 and $26 due to Loews Corporation)	2,930	2,983
Total liabilities	53,388	52,452
Commitments and contingencies (Notes B and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,852,335 and 270,895,902 shares outstanding)	683	683
Additional paid-in capital	2,196	2,220
Retained earnings	9,191	9,336
Accumulated other comprehensive loss	(3,308)	(3,598)
Treasury stock (2,187,908 and 2,144,341 shares), at cost	(95)	(93)
Total stockholders’ equity	8,667	8,548
Total liabilities and stockholders' equity	$62,055	$61,000
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2023	2022 (1)
Cash Flows from Operating Activities
Net income	$297	$295
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	21	12
Trading portfolio activity	(13)	—
Net investment losses	35	11
Equity method investees	6	152
Net amortization of investments	(46)	(26)
Depreciation and amortization	12	13
Changes in:
Receivables, net	(24)	(5)
Accrued investment income	(13)	(22)
Deferred acquisition costs	(45)	(31)
Insurance reserves	432	512
Other, net	(226)	(266)
Net cash flows provided by operating activities	436	645
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	1,414	803
Fixed maturity securities - maturities, calls and redemptions	317	916
Equity securities	62	77
Limited partnerships	28	80
Mortgage loans	39	55
Purchases:
Fixed maturity securities	(2,258)	(2,547)
Equity securities	(82)	(75)
Limited partnerships	(116)	(85)
Mortgage loans	(12)	(25)
Change in other investments	(2)	(3)
Change in short term investments	681	687
Purchases of property and equipment	(20)	(12)
Net cash flows provided (used) by investing activities	51	(129)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(445)	(657)
Purchase of treasury stock	(24)	(21)
Other, net	(11)	(10)
Net cash flows used by financing activities	(480)	(688)
Effect of foreign exchange rate changes on cash	1	(3)
Net change in cash	8	(175)
Cash, beginning of year	475	536
Cash, end of period	$483	$361
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2023	2022 (1)
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of period	2,220	2,215
Stock-based compensation	(24)	(20)
Balance, end of period	2,196	2,195
Retained Earnings
Balance, beginning of period, as previously reported	9,572	9,663
Cumulative effect adjustments from changes in accounting guidance, net of tax	(236)	(24)
Balance, beginning of period, as adjusted	9,336	9,639
Dividends to common stockholders ($1.62 and $2.40 per share)	(442)	(657)
Net income	297	295
Balance, end of period	9,191	9,277
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period, as previously reported	(3,557)	320
Cumulative effect adjustments from changes in accounting guidance, net of tax	(41)	(1,680)
Balance, beginning of period, as adjusted	(3,598)	(1,360)
Other comprehensive income (loss)	290	(1,020)
Balance, end of period	(3,308)	(2,380)
Treasury Stock
Balance, beginning of period	(93)	(72)
Stock-based compensation	22	16
Purchase of treasury stock	(24)	(21)
Balance, end of period	(95)	(77)
Total stockholders' equity	$8,667	$9,698
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned 90% of the outstanding common stock of CNAF as of March 31, 2023.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2022, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2022 Consolidated Balance Sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, adjusted for the application of ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12).
Recently Adopted Accounting Standards Updates (ASU)
ASU 2018-12: In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-12, which requires changes to the measurement and disclosure of long-duration contracts. Entities are required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) used to measure the liability for future policyholder benefits (LFPB) at least annually. The LFPB must also be updated for actual experience at least annually. The LFPB is reflected as Future policyholder benefits reserves on the Condensed Consolidated Balance Sheet. The discount rate assumption used to measure the LFPB must be updated quarterly using an upper-medium grade (low credit risk) fixed-income instrument yield, commonly interpreted as a single-A rate. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in the Company's results of operations within Insurance claims and policyholders’ benefits. The effect of changes in discount rate assumptions are recorded in Other comprehensive income (loss). In contrast, under legacy accounting guidance, cash flow and discount rate assumptions were locked-in unless a premium deficiency emerged. The discount rate assumption under legacy accounting guidance was determined using the Company’s internal investment portfolio yield, which was generally higher than a single-A yield.
The new guidance eliminates the need to hold shadow reserves associated with the Company’s long term care reserves. Under legacy accounting guidance, to the extent that unrealized gains on fixed maturity securities supporting long term care reserves would have resulted in a premium deficiency if realized, a related increase to Insurance reserves was recorded, net of tax, as a reduction of net unrealized gains (losses), through Other comprehensive income (loss) (shadow reserves).
The unit of account is the level at which reserves are measured. Under the new guidance, the unit of account used to measure the LFPB is the cohort. Cohorts are comprised of insurance contracts issued no more than one year apart, and must be further disaggregated according to policy benefit and insurance risk characteristics. Under legacy accounting guidance, the LFPB was generally measured at the individual policy level.
Under the new guidance, the Net Premium Ratio (NPR) is capped at 100%. To the extent that NPR would otherwise exceed 100%, the LFPB is increased and a loss is recognized immediately in the Company’s results of operations. The NPR cap is applied at the cohort level each quarter when NPR is updated. In contrast, under legacy accounting guidance, premium deficiency testing was performed annually at the product level. See Note F to the Condensed Consolidated Financial Statements for further explanation of the NPR and LFPB calculations.
The Company adopted the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. The Company's run-off long term care business is in scope of the new guidance. All prior periods presented in the financial statements have been adjusted to reflect application of the new guidance. The Company’s original locked in discount rate, utilized for purposes of calculating the NPR under the new guidance, was based on the discount rate assumption used to calculate the LFPB immediately prior to the transition date. While the requirements of the new guidance represent a material change from legacy accounting, the new guidance does not impact capital and surplus under statutory accounting practices, cash flows or the underlying economics of the business.
In December 2022, the FASB issued ASU 2022-05, Financial Services-Insurance (Topic 944): Transition for Sold Contracts (ASU 2022-05). This guidance permits companies to make an election to exclude from the scope of ASU 2018-12 any insurance contracts that have been de-recognized prior to the effective date of ASU 2018-12, assuming that the company has no significant continuing involvement with the de-recognized contracts. In the fourth quarter of 2022, the Company novated its block of legacy annuity business, which was fully-ceded prior to novation. The Company has elected the ASU 2022-05 transition relief, and has excluded the novated legacy annuity business from the scope of ASU 2018-12.
Explanation of ASU 2018-12 Transition Impacts:
The following table presents a roll-forward of the pre-transition LFPB balance as of January 1, 2021:

(In millions)
Balance as of December 31, 2020, as previously reported	$13,318
Reclassification of reserves for policyholders currently receiving benefits to Future policy benefits (1)	2,844
De-recognition of shadow reserves	(3,293)
Re-measurement using an upper-medium grade fixed income instrument yield discount rate	6,255
Other adjustments	8
Balance as of January 1, 2021, as adjusted	$19,132
(1) In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the Company reclassified the long term care reserves for policyholders currently receiving benefits from Claim and claim adjustment expenses to Future policy benefits. This change was applied retrospectively as of January 1, 2021.
Shadow reserves associated with the Company’s long term care business were de-recognized as of the transition date in Accumulated other comprehensive income (AOCI). The effect of re-measuring the LFPB at the single-A discount rate as of the transition date was similarly recorded in AOCI. The Company did not have any cohorts for which the NPR exceeded 100% at the transition date.
The Company’s practice under legacy accounting guidance was to calculate and record premium deficiency reserves at the policy level. Accordingly, an allocation methodology was not required to assign historical premium deficiency reserves to cohorts upon transition to ASU 2018-12.

The following table presents after tax adjustments to the opening balance of Stockholders’ equity resulting from adoption of ASU 2018-12:

(In millions)	Accumulated other comprehensive income (loss)	Retained earnings
Balance as of December 31, 2020, as previously reported	$803	$9,081
De-recognition of shadow reserves	2,601	—
Re-measurement of LFPB using an upper-medium grade fixed income instrument yield discount rate	(4,941)	—
Other adjustments	—	(6)
Balance as of January 1, 2021, as adjusted	$(1,537)	$9,075
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Insurance claims and policyholders’ benefits (1)	$1,455	$23	$1,478
Income (loss) before income tax	378	(23)	355
Income tax (expense) benefit	(65)	5	(60)
Net income	313	(18)	295
Basic earnings (loss) per share	1.15	(0.07)	1.08
Diluted earnings (loss) per share	1.15	(0.07)	1.08
(1) The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain (loss) of $5 million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Balance Sheet as of December 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Deferred income taxes	$1,178	$73	$1,251
Total assets	60,927	73	61,000
Claim and claim adjustment expenses (1)	25,099	(2,979)	22,120
Future policy benefits (1)	10,151	3,329	13,480
Total liabilities	52,102	350	52,452
Retained earnings	9,572	(236)	9,336
Accumulated other comprehensive income (loss)	(3,557)	(41)	(3,598)
Total stockholders' equity	8,825	(277)	8,548
(1) In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the Company reclassified the long term care reserves for policyholders currently receiving benefits from Claim and claim adjustment expenses to Future policy benefits. This change was applied retrospectively as of January 1, 2021.
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Impact of changes in discount rates used to measure long-duration contract liabilities	$—	$1,635	$1,635
Changes in: Net unrealized gains and losses on other investments	(1,611)	(1,032)	(2,643)
Net unrealized gains and losses on investments	(1,615)	(1,032)	(2,647)
Other comprehensive income (loss), net of tax	(1,623)	603	(1,020)
Total comprehensive income (loss)	(1,310)	585	(725)

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net income	$313	$(18)	$295
Deferred income tax expense (benefit)	17	(5)	12
Changes in: Insurance reserves	489	23	512
The effects of adoption of ASU 2018-12 on segment results of operations of the Life & Group segment for the three months ended March 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net incurred claims and benefits (1)	$281	$23	$304
Core income (loss) before income tax	16	(23)	(7)
Income tax (expense) benefit on core income (loss)	7	5	12
Core income (loss)	23	(18)	5
(1) The effect of adopting ASU 2018-12 on Net incurred claims and benefits is inclusive of the re-measurement gain (loss) of $5 million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.
The effects of adoption of ASU 2018-12 on segment results for selected balance sheet lines of the Life & Group segment as of December 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Claim and claim adjustment expenses (1)	$3,674	$(2,979)	$695
Future policy benefits (1)	10,151	3,329	13,480
(1) In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the Company reclassified the long term care reserves for policyholders currently receiving benefits from Claim and claim adjustment expenses to Future policy benefits. This change was applied retrospectively as of January 1, 2021.

Note B. Earnings (Loss) Per Share Data
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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Three months ended March 31
(In millions, except per share data)	2023	2022
Net income (loss) (1)	$297	$295

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.3	271.8
Diluted
Weighted average shares outstanding	271.3	271.8
Dilutive effect of stock-based awards under compensation plans	1.0	1.1
Total	272.3	272.9

Earnings (loss) per share (1)
Basic	$1.10	$1.08
Diluted	$1.09	$1.08
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts have been adjusted to reflect application of the new guidance.
Excluded from the calculation of diluted earnings (loss) per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
The Company repurchased 550,000 and 445,000 shares of CNAF common stock at an aggregate cost of $24 million and $21 million during the three months ended March 31, 2023 and 2022.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2023	2022
Fixed maturity securities	$470	$429
Equity securities	12	2
Limited partnership investments	25	18
Mortgage loans	14	15
Short term investments	15	—
Trading portfolio	3	1
Other	5	—
Gross investment income	544	465
Investment expense	(19)	(17)
Net investment income	$525	$448
Net investment income (loss) recognized due to the change in fair value of common stock held as of March 31, 2023 and 2022	$(1)	$(5)
Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2023	2022
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$35	$26
Gross losses	(57)	(28)
Net investment gains (losses) on fixed maturity securities	(22)	(2)
Equity securities	(14)	(38)
Derivatives	—	29
Short term investments and other	1	—
Net investment gains (losses)	$(35)	$(11)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of March 31, 2023 and 2022	$(2)	$(38)

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Three months ended March 31
(In millions)	2023	2022
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$8
Asset-backed	—	2
Impairment losses (gains) recognized in earnings	$8	$10
There were no losses recognized on mortgage loans during the three months ended March 31, 2023 or 2022.

The following tables present a summary of fixed maturity securities.

March 31, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$24,140	$437	$1,675	$1	$22,901
States, municipalities and political subdivisions	8,332	410	741	—	8,001
Asset-backed:
Residential mortgage-backed	3,066	6	413	—	2,659
Commercial mortgage-backed	1,868	5	242	—	1,631
Other asset-backed	3,464	8	306	1	3,165
Total asset-backed	8,398	19	961	1	7,455
U.S. Treasury and obligations of government-sponsored enterprises	126	—	2	—	124
Foreign government	647	1	39	—	609
Redeemable preferred stock	3	—	—	—	3
Total fixed maturity securities available-for-sale	41,646	867	3,418	2	39,093
Total fixed maturity securities trading	14	—	—	—	14
Total fixed maturity securities	$41,660	$867	$3,418	$2	$39,107

December 31, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$23,137	$301	$2,009	$—	$21,429
States, municipalities and political subdivisions	8,918	338	939	—	8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447	—	2,631
Commercial mortgage-backed	1,886	4	255	—	1,635
Other asset-backed	3,287	2	361	1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government-sponsored enterprises	111	1	2	—	110
Foreign government	617	1	43	—	575
Redeemable preferred stock	3	—	—	—	3
Total fixed maturity securities available-for-sale	41,032	652	4,056	1	37,627
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$41,032	$652	$4,056	$1	$37,627

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$10,753	$545	$6,184	$1,130	$16,937	$1,675
States, municipalities and political subdivisions	1,708	87	2,347	654	4,055	741
Asset-backed:
Residential mortgage-backed	741	28	1,784	385	2,525	413
Commercial mortgage-backed	474	36	1,072	206	1,546	242
Other asset-backed	1,073	86	1,474	220	2,547	306
Total asset-backed	2,288	150	4,330	811	6,618	961
U.S. Treasury and obligations of government-sponsored enterprises	57	1	41	1	98	2
Foreign government	231	7	327	32	558	39
Total	$15,037	$790	$13,229	$2,628	$28,266	$3,418

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,357	$302	$2,355	$337
AAA	1,424	260	1,559	298
AA	4,053	670	4,327	817
A	6,440	619	6,615	749
BBB	12,651	1,360	13,226	1,621
Non-investment grade	1,341	207	1,429	234
Total	$28,266	$3,418	$29,511	$4,056
Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2023 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the Company considered the continued volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of March 31, 2023.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $407 million, $394 million, and $389 million as of March 31, 2023, December 31, 2022, and March 31, 2022 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets	9	—	9

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3	—	3

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	—	1
Balance as of March 31, 2023	$1	$1	$2

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(2)	(1)
Balance as of March 31, 2022	$12	$5	$17

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2023		December 31, 2022
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,009	$989	$1,012	$1,001
Due after one year through five years	10,486	10,035	9,880	9,399
Due after five years through ten years	13,763	12,702	13,788	12,453
Due after ten years	16,388	15,367	16,352	14,774
Total	$41,646	$39,093	$41,032	$37,627
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of March 31, 2023, the Company had commitments to purchase or fund approximately $1,665 million and sell approximately $125 million under the terms of these investments.
Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

March 31, 2023	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2023	2022	2021	2020	2019	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$9	$13	$112	$41	$280	$455
LTV 55% to 65%	—	—	—	—	—	—	—
LTV greater than 65%	—	31	11	—	—	—	42
DSCR 1.2x - 1.6x
LTV less than 55%	—	5	49	13	43	47	157
LTV 55% to 65%	12	44	—	24	—	8	88
LTV greater than 65%	—	58	—	—	—	—	58
DSCR ≤1.2
LTV less than 55%	—	34	—	—	35	—	69
LTV 55% to 65%	—	41	—	—	43	—	84
LTV greater than 65%	—	27	21	—	22	7	77
Total	$12	$249	$94	$149	$184	$342	$1,030
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of March 31, 2023, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value on a recurring basis are presented in the following tables. Corporate bonds and other includes obligations of the United States of America (U.S.) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock.

March 31, 2023				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$135	$22,604	$912	$23,651
States, municipalities and political subdivisions	—	7,957	44	8,001
Asset-backed	—	6,596	859	7,455
Total fixed maturity securities	135	37,157	1,815	39,107
Equity securities:
Common stock	177	—	29	206
Non-redeemable preferred stock	55	421	—	476
Total equity securities	232	421	29	682
Short term and other	975	27	—	1,002
Total assets	$1,342	$37,605	$1,844	$40,791
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

December 31, 2022				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions	—	8,274	43	8,317
Asset-backed	—	6,405	788	7,193
Total fixed maturity securities	120	35,866	1,641	37,627
Equity securities:
Common stock	150	—	35	185
Non-redeemable preferred stock	54	435	—	489
Total equity securities	204	435	35	674
Short term and other	1,608	71	—	1,679
Total assets	$1,932	$36,372	$1,676	$39,980
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2023	$810	$43	$788	$35	$1,676
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—	—
Reported in Net investment income	—	—	5	(6)	(1)
Reported in Other comprehensive income (loss)	24	1	7	—	32
Total realized and unrealized investment gains (losses)	24	1	12	(6)	31
Purchases	81	—	55	—	136
Sales	—	—	—	—	—
Settlements	(3)	—	(9)	—	(12)
Transfers into Level 3	—	—	23	—	23
Transfers out of Level 3	—	—	(10)	—	(10)
Balance as of March 31, 2023	$912	$44	$859	$29	$1,844
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(6)	$(6)
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2023 recognized in Other comprehensive income (loss) in the period	24	1	7	—	32

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2022	$937	$56	$556	$29	$1,578
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	2	(1)	—
Reported in Net investment income	—	—	1	4	5
Reported in Other comprehensive income (loss)	(71)	(5)	(32)	—	(108)
Total realized and unrealized investment gains (losses)	(72)	(5)	(29)	3	(103)
Purchases	67	—	140	12	219
Sales	(5)	—	—	—	(5)
Settlements	(22)	—	(17)	—	(39)
Transfers into Level 3	10	—	5	—	15
Transfers out of Level 3	—	—	(51)	—	(51)
Balance as of March 31, 2022	$915	$51	$604	$44	$1,614
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$3	$3
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2022 recognized in Other comprehensive income (loss) in the period	(72)	(5)	(31)	—	(108)
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
As of March 31, 2023 and December 31, 2022, there were $73 million and $72 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
Other Liabilities
Level 2 securities include currency forward contracts valued using observable market forward rates.

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

March 31, 2023	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,340	Discounted cash flow	Credit spread	1% - 8% (3%)

December 31, 2022	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1% - 8% (2%)
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

March 31, 2023	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,006	$—	$—	$958	$958
Liabilities
Short term debt	$243	$—	$245	$—	$245
Long term debt	2,539	—	2,387	—	2,387

December 31, 2022	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,040	$—	$—	$973	$973
Liabilities
Short term debt	$243	$—	$248	$—	$248
Long term debt	2,538	—	2,349	—	2,349
The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash, Short term investments not carried at fair value, Accrued investment income and certain Other assets and Other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the tables above.

Note E. Claim and Claim Adjustment Expense Reserves
Claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (IBNR) claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, as well as court decisions and economic conditions, economic, medical and social inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
Establishing claim and claim adjustment expense reserves, including claim and claim adjustment expense reserves for catastrophic events that have occurred, is an estimation process. Many factors can ultimately affect the final settlement of a claim and, therefore, the necessary reserve. Changes in the law, results of litigation, medical costs, the cost of repair materials and labor rates can affect ultimate claim costs. In addition, time can be a critical part of reserving determinations since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amount can be. Accordingly, short-tail claims, such as property damage claims, tend to be more reasonably estimable than long-tail claims, such as workers' compensation, general liability and professional liability claims. Claim and claim adjustment expense reserves are also maintained for the Company's structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for structured settlement obligations, the Company's actuaries review mortality experience on an annual basis. Adjustments to prior year reserve estimates, if necessary, are reflected in the results of operations in the period that the need for such adjustments is determined. There can be no assurance that the Company's ultimate cost for insurance losses will not exceed current estimates.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $52 million and $19 million for the three months ended March 31, 2023 and 2022 primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Three months ended March 31
(In millions)	2023	2022 (1)
Reserves, beginning of year:
Gross	$22,120	$21,269
Ceded	5,191	4,969
Net reserves, beginning of year	16,929	16,300
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,326	1,188
Increase (decrease) in provision for insured events of prior years	13	(7)
Amortization of discount	11	12
Total net incurred (2)	1,350	1,193
Net payments attributable to:
Current year events	(72)	(68)
Prior year events	(1,042)	(920)
Total net payments	(1,114)	(988)
Foreign currency translation adjustment and other	35	(92)
Net reserves, end of period	17,200	16,413
Ceded reserves, end of period	5,209	5,002
Gross reserves, end of period	$22,409	$21,415
(1) In conjunction with the Company's adoption of ASU 2018-12, at January 1, 2023, long term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expenses into Future policy benefits and this change was applied retrospectively as of January 1, 2021. See Note A to the Condensed Consolidated Financial Statements for additional information.
(2) Total net incurred above does not agree to Insurance claims and policyholders' benefits as reflected on the Condensed Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting and uncollectible reinsurance, which are not reflected in the table above.
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Three months ended March 31
(In millions)	2023	2022
Pretax (favorable) unfavorable development:
Specialty	$—	$(10)
Commercial	(2)	(2)
International	15	—
Corporate & Other	—	—
Total pretax (favorable) unfavorable development	$13	$(12)

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Three months ended March 31
(In millions)	2023	2022
Pretax (favorable) unfavorable development:
Medical Professional Liability	$9	$8
Other Professional Liability and Management Liability	—	—
Surety	—	(9)
Warranty	(9)	(9)
Other	—	—
Total pretax (favorable) unfavorable development	$—	$(10)
Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2023	2022
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$—
General Liability	—	—
Workers' Compensation	(2)	(2)
Property and Other	—	—
Total pretax (favorable) unfavorable development	$(2)	$(2)
International
The following table presents further detail of the development recorded for the International segment.

Three months ended March 31
(In millions)	2023	2022
Pretax (favorable) unfavorable development:
Commercial	$(2)	$—
Specialty	19	—
Other	(2)	—
Total pretax (favorable) unfavorable development	$15	$—
2023
Unfavorable development in specialty was due to higher than expected large loss emergence in the Company's professional liability business in accident year 2017.

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $8 million and $12 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the cumulative amounts ceded under the LPT were $3.5 billion. The unrecognized deferred retroactive reinsurance benefit was $417 million and $425 million as of March 31, 2023 and December 31, 2022 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.5 billion as of March 31, 2023. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
Credit Risk for Ceded Reserves
The majority of the Company’s outstanding voluntary reinsurance receivables are due from reinsurers with financial strength ratings of A or higher. Receivables due from reinsurers with lower financial strength ratings are primarily due from captive reinsurers and are backed by collateral arrangements.

Note F. Future Policy Benefits Reserves
Future policy benefits reserves are related to the Company's run-off long term care business, which is included in the Life & Group segment.
The determination of Future policy benefits reserves requires management to make estimates and assumptions about expected policyholder experience over the remaining life of the policy. Since policies may be in force for several decades, these assumptions are subject to significant estimation risk. As a result of this variability, the Company’s future policy benefits reserves may be subject to material increases if actual experience develops adversely to the Company’s expectations.
The LFPB is computed using the net level premium method, which incorporates cash flow assumptions and discount rate assumptions. Under the net level premium method, the LFPB is equal to the present value of future benefits and claim settlement expenses less the present value of future net premiums. Net premiums are equal to gross premiums multiplied by the NPR. The NPR is generally the ratio of the present value of benefits and expense payments to the present value of gross premiums, expected over the lifetime of the policy. As a result of the modified retrospective adoption of ASU 2018-12, the Company’s NPR calculation incorporates the original locked in discount rate and the reserve balance as of the transition date of January 1, 2021.
The key cash flow assumptions used to estimate the LFPB are morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expenses. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. Expense assumptions relate to claim adjudication. The Company has not elected the practical expedient that allows locking in the expense assumption. The discount rate is determined using the upper-medium grade fixed income instrument yield curve.
The Company has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increases and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered.
Quarterly, to derive the upper-medium grade fixed income instrument yield discount rate assumption, the Company uses a published spot rate curve constructed from single-A rated U.S. dollar denominated corporate bonds. The Company uses linear interpolation to determine yield assumptions for tenors that fall between points for which observable rates are available. For cash flows that are projected to occur beyond the tenor for which market-observable rates are available, the Company applies judgment to estimate a normative rate which the Company grades to over 10 years.
Quarterly, the updated NPR is used to derive an updated LFPB as of the beginning of the current quarter measured at the original locked in discount rate. The updated LFPB is then compared to the existing carrying amount of the liability as of the same date (measured at the original locked in discount rate) to determine the re-measurement gain (loss), which is presented parenthetically within the Insurance claims and policyholders’ benefits line on the Condensed Consolidated Statements of Operations.
Insurance contracts are grouped into cohorts according to issue year. Contracts assumed through reinsurance are generally included within the same cohorts as contracts issued directly by the Company, according to issue year. The issue year for assumed contracts is defined according to the date that the Company’s assumption of insurance risk incepted. For assumed contracts that were reinsured concurrently with the issuance of the underlying direct contract, issue year is defined as the year that the underlying policy was issued. For contracts that were already in-force when assumed by the Company, issue year is defined as the year in which the reinsurance agreement incepted. For group long term care business, issue year is defined as the year the individual insurance certificate was issued. Long term care is the Company's only long-duration product line, therefore, cohorts are not further disaggregated by product.

The following table summarizes balances and changes in the LFPB.

(In millions)	2023	2022
Present value of future net premiums
Balance, January 1	$3,993	$4,735
Effect of changes in discount rate	(74)	(880)
Balance, January 1, at original locked in discount rate	3,919	3,855
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	(49)	(18)
Adjusted balance, January 1	3,870	3,837
Interest accrual	52	53
Net premiums: earned during period	(111)	(112)
Balance, end of period at original locked in discount rate	3,811	3,778
Effect of changes in discount rate	154	525
Balance, March 31	$3,965	$4,303

Present value of future benefits & expenses
Balance, January 1	$17,472	$22,745
Effect of changes in discount rate	(125)	(5,942)
Balance, January 1, at original locked in discount rate	17,347	16,803
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	(50)	(23)
Adjusted balance, January 1	17,297	16,780
Interest accrual	242	241
Benefit & expense payments	(302)	(233)
Balance, end of period at original locked in discount rate	17,237	16,788
Effect of changes in discount rate	704	3,517
Balance, March 31	$17,941	$20,305

Net LFPB	$13,976	$16,002
(1) As of March 31, 2023 and 2022, the re-measurement gain (loss) of $1 million and $5 million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

Earned premiums associated with the Company's long term care business were $115 million and $120 million for the three months ended March 31, 2023 and 2022.
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of March 31
(In millions)	2023	2022
Expected future benefit and expense payments	$33,759	$33,674
Expected future gross premiums	5,729	5,969
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $4,046 million and $4,567 million as of March 31, 2023 and 2022.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 12 years as of March 31, 2023 and 2022.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of March 31		As of December 31
	2023	2022	2022
Original locked in discount rate	5.26%	5.31%	5.27%
Upper-medium grade fixed income instrument discount rate	4.92	3.67	5.23
For the three months ended March 31, 2023, immediate charges to net income resulting from adverse development that caused NPR to exceed 100% were $13 million. There were no such charges for the three months ended March 31, 2022. The portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income for the three months ended March 31, 2023 and 2022 was $11 million and $1 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2023, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.5 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2023	2022
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$25	$17
Expected return on plan assets	(30)	(38)
Amortization of net actuarial loss	8	7
Total net periodic pension cost (benefit)	$3	$(14)
The following table indicates the line items in which the non-service cost (benefit) is presented on the Condensed Consolidated Statements of Operations.

Three months ended March 31
(In millions)	2023	2022
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$1	$(4)
Other operating expenses	2	(10)
Total net periodic pension cost (benefit)	$3	$(14)

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts (1)	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2023, as previously reported	$(7)	$(2,738)	$(591)	$—	$(221)	$(3,557)
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $—, $—, $11, $— and $11	—	—	—	(41)	—	(41)
Balance as of January 1, 2023	$(7)	$(2,738)	$(591)	$(41)	$(221)	$(3,598)
Other comprehensive income (loss) before reclassifications	(8)	652	—	(396)	17	265
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $4, $2, $—, $— and $6	—	(18)	(7)	—	—	(25)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $(180), $(2), $105, $— and $(75)	(8)	670	7	(396)	17	290
Balance as of March 31, 2023	$(15)	$(2,068)	$(584)	$(437)	$(204)	$(3,308)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2022, as previously reported	$(2)	$1,039	$(604)	$—	$(113)	$320
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $617, $—, $(1,063), $— and $(446)	—	2,320	—	(4,000)	—	(1,680)
Balance as of January 1, 2022, as adjusted	(2)	3,359	(604)	(4,000)	(113)	(1,360)
Other comprehensive income (loss) before reclassifications	(4)	(2,644)	—	1,635	(14)	(1,027)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $1, $2, $—, $— and $3	—	(1)	(6)	—	—	(7)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $698, $(2), $(435), $— and $262	(4)	(2,643)	6	1,635	(14)	(1,020)
Balance as of March 31, 2022	$(6)	$716	$(598)	$(2,365)	$(127)	$(2,380)
(1) See Note A to the Condensed Consolidated Financial Statements for additional information.

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

Note J. Business Segments
The Company's property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. These three segments are collectively referred to as Property & Casualty Operations. The Company's operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other.
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2022. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Net investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily reflective of our primary operations.

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$797	$1,046	$290	$115	$—	$—	$2,248
Net investment income	129	149	23	214	10	—	525
Non-insurance warranty revenue	407	—	—	—	—	—	407
Other revenues	—	7	—	—	3	(3)	7
Total operating revenues	1,333	1,202	313	329	13	(3)	3,187
Claims, benefits and expenses
Net incurred claims and benefits	465	688	189	311	(7)	—	1,646
Policyholders’ dividends	1	6	—	—	—	—	7
Amortization of deferred acquisition costs	165	169	45	—	—	—	379
Non-insurance warranty expense	384	—	—	—	—	—	384
Other insurance related expenses	86	142	47	29	1	—	305
Other expenses	14	6	1	1	41	(3)	60
Total claims, benefits and expenses	1,115	1,011	282	341	35	(3)	2,781
Core income (loss) before income tax	218	191	31	(12)	(22)	—	406
Income tax (expense) benefit on core income (loss)	(47)	(40)	(7)	9	4	—	(81)
Core income (loss)	$171	$151	$24	$(3)	$(18)	$—	325
Net investment gains (losses)							(35)
Income tax (expense) benefit on net investment gains (losses)							7
Net investment gains (losses), after tax							(28)
Net income (loss)							$297

March 31, 2023
(In millions)
Reinsurance receivables	$1,419	$1,118	$442	$102	$2,425	$—	$5,506
Insurance receivables	1,008	1,754	388	5	—	—	3,155
Deferred acquisition costs	394	338	120	—	—	—	852
Goodwill	117	—	28	—	—	—	145
Deferred non-insurance warranty acquisition expense	3,671	—	—	—	—	—	3,671
Insurance reserves
Claim and claim adjustment expenses	6,976	9,528	2,502	704	2,699	—	22,409
Unearned premiums	3,188	2,558	713	123	—	(1)	6,581
Future policy benefits	—	—	—	13,976	—	—	13,976
Deferred non-insurance warranty revenue	4,710	—	—	—	—	—	4,710

Three months ended March 31, 2022	Specialty	Commercial	International	Life & Group (1)	Corporate & Other
(In millions)						Eliminations	Total (1)
Operating revenues
Net earned premiums	$772	$904	$264	$120	$(1)	$—	$2,059
Net investment income	103	118	14	212	1	—	448
Non-insurance warranty revenue	382	—	—	—	—	—	382
Other revenues	1	8	(1)	(1)	2	(2)	7
Total operating revenues	1,258	1,030	277	331	2	(2)	2,896
Claims, benefits and expenses
Net incurred claims and benefits	445	573	158	304	(8)	—	1,472
Policyholders’ dividends	1	5	—	—	—	—	6
Amortization of deferred acquisition costs	157	148	39	—	—	—	344
Non-insurance warranty expense	354	—	—	—	—	—	354
Other insurance related expenses	81	130	47	31	2	—	291
Other expenses	13	7	1	3	41	(2)	63
Total claims, benefits and expenses	1,051	863	245	338	35	(2)	2,530
Core income (loss) before income tax	207	167	32	(7)	(33)	—	366
Income tax (expense) benefit on core income (loss)	(44)	(35)	(6)	12	5	—	(68)
Core income (loss)	$163	$132	$26	$5	$(28)	$—	298
Net investment gains (losses)							(11)
Income tax (expense) benefit on net investment gains (losses)							8
Net investment gains (losses), after tax							(3)
Net income (loss)							$295

December 31, 2022
(In millions)
Reinsurance receivables	$1,384	$1,062	$414	$101	$2,477	$—	$5,438
Insurance receivables	1,082	1,728	369	8	—	—	3,187
Deferred acquisition costs	381	321	104	—	—	—	806
Goodwill	117	—	27	—	—	—	144
Deferred non-insurance warranty acquisition expense	3,671	—	—	—	—	—	3,671
Insurance reserves
Claim and claim adjustment expenses	6,878	9,395	2,403	695	2,749	—	22,120
Unearned premiums	3,193	2,425	653	103	—	—	6,374
Future policy benefits	—	—	—	13,480	—	—	13,480
Deferred non-insurance warranty revenue	4,714	—	—	—	—	—	4,714
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.

The following table presents operating revenues by line of business for each reportable segment.

Three months ended March 31
(In millions)	2023	2022
Specialty
Management & Professional Liability	$705	$673
Surety	168	148
Warranty & Alternative Risks	460	437
Specialty revenues	1,333	1,258
Commercial
Middle Market	398	362
Construction	385	324
Small Business	150	138
Other Commercial	269	206
Commercial revenues	1,202	1,030
International
Canada	93	88
Europe	127	120
Hardy	93	69
International revenues	313	277
Life & Group revenues	329	331
Corporate & Other revenues	13	2
Eliminations	(3)	(2)
Total operating revenues	3,187	2,896
Net investment gains (losses)	(35)	(11)
Total revenues	$3,152	$2,885

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $4.7 billion reported in Deferred non-insurance warranty revenue as of March 31, 2023 and December 31, 2022. For the three months ended March 31, 2023 and 2022, the Company recognized $0.4 billion of revenues that were included in the deferred revenue balance as of January 1, 2023 and 2022. For the three months ended March 31, 2023 and 2022, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.2 billion of the deferred revenue in the remainder of 2023, $1.1 billion in 2024, $0.9 billion in 2025 and $1.5 billion thereafter.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Conditions and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022.
We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily reflective of our primary operations. Management monitors core income (loss) for each business segment to assess segment performance. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate our primary operations. See further discussion regarding how we manage our business in Note J to the Condensed Consolidated Financial Statements included under Part I, Item 1. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please refer herein and/or to CNA's most recent Annual Report on Form 10-K on file with the Securities and Exchange Commission.
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represents net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. In addition, we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. The change in exposure represents the change in premium dollars on policies that renew as a result of the change in risk of the policy. Retention represents the percentage of premium dollars renewed, excluding rate and exposure changes, in comparison to the expiring premium dollars from policies available to renew. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs. We use underwriting gain (loss), calculated using GAAP financial results, to monitor our insurance operations. Underwriting gain (loss) is pretax and is calculated as net earned premiums less total insurance expenses, which includes insurance claims and policyholders' benefits, amortization of deferred acquisition costs and other insurance related expenses.
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
See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the accounting estimates related to Reinsurance and Insurance Receivables, Valuation of Investments and Impairment of Securities and Income Taxes.
The information presented below restates in their entirety, as a result of the adoption of ASU 2018-12 and its impact on long term care reserves, the accounting estimates related to Insurance Reserves and Long Term Care Reserves included under the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Further information on the long term care reserving process under the new guidance is included in Note A and Note F to the Condensed Consolidated Financial Statements included under Part I, Item I.
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long term care policies and the reserves are recorded as Future policy benefits reserves as discussed below. The reserve for unearned premiums represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section of our Annual Report on Form 10-K for the year ended December 31, 2022.
Long Term Care Reserves
Future policy benefits reserves for our long term care policies are based on certain assumptions, including morbidity, persistency (inclusive of mortality), future premium rate increases, and expenses. The adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to increase reserves. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. In addition, we may not receive regulatory approval for the level of premium rate increases we request.

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

Three months ended March 31
(In millions)	2023	2022 (1)
Operating Revenues
Net earned premiums	$2,248	$2,059
Net investment income	525	448
Non-insurance warranty revenue	407	382
Other revenues	7	7
Total operating revenues	3,187	2,896
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement gain (loss) of $1 and $5)	1,646	1,472
Policyholders' dividends	7	6
Amortization of deferred acquisition costs	379	344
Non-insurance warranty expense	384	354
Other insurance related expenses	305	291
Other expenses	60	63
Total claims, benefits and expenses	2,781	2,530
Core income before income tax	406	366
Income tax expense on core income	(81)	(68)
Core income	325	298
Net investment losses	(35)	(11)
Income tax benefit on net investment losses	7	8
Net investment losses, after tax	(28)	(3)
Net income	$297	$295
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
Core income increased $27 million for the three months ended March 31, 2023 as compared with the same period in 2022. Core income for our Property & Casualty Operations increased $25 million primarily due to higher net investment income and improved non-catastrophe current accident year underwriting results partially offset by higher catastrophe losses and unfavorable net prior year loss reserve development. Core results for our Life & Group segment decreased $8 million, while core loss for our Corporate & Other segment improved $10 million.
Catastrophe losses were $52 million and $19 million for the three months ended March 31, 2023 and 2022. Unfavorable net prior year loss reserve development of $13 million was recorded for the three months ended March 31, 2023 as compared with favorable net prior year loss reserve development of $12 million recorded for the three months ended March 31, 2022 related to our Specialty, Commercial and International segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Results for the three months ended March 31, 2023 were impacted by unfavorable net pension costs related to our legacy United States of America (U.S.) pension plan primarily due to higher interest cost on projected benefit obligations as a result of an increase in discount rates year over year, as well as a lower expected return on plan assets as a result of a lower plan asset base given actual asset returns in 2022. A portion of this additional cost has resulted in an unfavorable impact on our expense ratio for the three months ended March 31, 2023. The components of our net periodic pension cost (benefit) are presented in Note H to the Condensed Consolidated Financial Statements included under Part I, Item I.

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

Specialty
The following table details the results of operations for Specialty.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022
Gross written premiums	$1,780	$1,846
Gross written premiums excluding third-party captives	886	885
Net written premiums	788	771
Net earned premiums	797	772
Underwriting gain	80	88
Net investment income	129	103
Core income	171	163

Other performance metrics:
Loss ratio excluding catastrophes and development	58.4%	58.9%
Effect of catastrophe impacts	—	—
Effect of development-related items	—	(1.3)
Loss ratio	58.4	57.6
Expense ratio	31.4	30.9
Dividend ratio	0.2	0.2
Combined ratio	90.0%	88.7%
Combined ratio excluding catastrophes and development	90.0%	90.0%

Rate	2%	10%
Renewal premium change	4	11
Retention	88	84
New business	$108	$145
Gross written premiums, excluding third-party captives, for Specialty for the three months ended March 31, 2023 were largely consistent with the same period in 2022. Net written premiums for Specialty increased $17 million for the three months ended March 31, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $8 million for the three months ended March 31, 2023 as compared with the same period in 2022 primarily due to higher net investment income partially offset by no net prior year loss reserve development recorded for the three months ended March 31, 2023 as compared with favorable net prior year loss reserve development recorded for the three months ended March 31, 2022.
The combined ratio of 90.0% increased 1.3 points for the three months ended March 31, 2023 as compared with the same period in 2022 due to a 0.8 point increase in the loss ratio and a 0.5 point increase in the expense ratio. The increase in the loss ratio was primarily driven by no net prior year loss reserve development recorded for the three months ended March 31, 2023 as compared with $10 million of favorable net prior year loss reserve development recorded for the three months ended March 31, 2022, partially offset by improved current accident year underwriting results. There were no catastrophe losses for the three months ended March 31, 2023 and 2022. The increase in the expense ratio was primarily driven by employee related costs.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	March 31, 2023	December 31, 2022
Gross case reserves	$1,444	$1,529
Gross IBNR reserves	5,532	5,349
Total gross carried claim and claim adjustment expense reserves	$6,976	$6,878
Net case reserves	$1,247	$1,310
Net IBNR reserves	4,393	4,253
Total net carried claim and claim adjustment expense reserves	$5,640	$5,563

Commercial
The following table details the results of operations for Commercial.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022
Gross written premiums	$1,442	$1,208
Gross written premiums excluding third-party captives	1,440	1,206
Net written premiums	1,188	1,001
Net earned premiums	1,046	904
Underwriting gain	41	48
Net investment income	149	118
Core income	151	132

Other performance metrics:
Loss ratio excluding catastrophes and development	61.5%	61.5%
Effect of catastrophe impacts	4.2	1.8
Effect of development-related items	—	—
Loss ratio	65.7	63.3
Expense ratio	29.8	30.7
Dividend ratio	0.5	0.5
Combined ratio	96.0%	94.5%
Combined ratio excluding catastrophes and development	91.8%	92.7%

Rate	7%	5%
Renewal premium change	9	8
Retention	86	87
New business	$310	$228
Gross written premiums for Commercial increased $234 million for the three months ended March 31, 2023 as compared with the same period in 2022 driven by higher new business and rate. Net written premiums for Commercial increased $187 million for the three months ended March 31, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $19 million for the three months ended March 31, 2023 as compared with the same period in 2022, driven by higher net investment income and improved non-catastrophe underwriting results partially offset by higher catastrophe losses.
The combined ratio of 96.0% increased 1.5 points for the three months ended March 31, 2023 as compared with the same period in 2022 due to a 2.4 increase in the loss ratio partially offset by a 0.9 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses. Catastrophe losses were $44 million, or 4.2 points of the loss ratio, for the three months ended March 31, 2023, as compared with $16 million, or 1.8 points of the loss ratio, for the three months ended March 31, 2022. The improvement in the expense ratio was driven by higher net earned premiums partially offset by employee related costs.
Favorable net prior year loss reserve development of $2 million was recorded for the three months ended March 31, 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	March 31, 2023	December 31, 2022
Gross case reserves	$3,213	$3,156
Gross IBNR reserves	6,315	6,239
Total gross carried claim and claim adjustment expense reserves	$9,528	$9,395
Net case reserves	$2,825	$2,809
Net IBNR reserves	5,700	5,621
Total net carried claim and claim adjustment expense reserves	$8,525	$8,430

International
The following table details the results of operations for International.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022
Gross written premiums	$398	$363
Net written premiums	271	251
Net earned premiums	290	264
Underwriting gain	9	20
Net investment income	23	14
Core income	24	26

Other performance metrics:
Loss ratio excluding catastrophes and development	57.5%	58.6%
Effect of catastrophe impacts	2.8	1.2
Effect of development-related items	5.1	—
Loss ratio	65.4	59.8
Expense ratio	31.8	32.6
Combined ratio	97.2%	92.4%
Combined ratio excluding catastrophes and development	89.3%	91.2%

Rate	4%	9%
Renewal premium change	8	12
Retention	83	73
New business	$85	$78
Gross written premiums for International increased $35 million for the three months ended March 31, 2023 as compared with the same period in 2022. Excluding the effect of foreign currency exchange rates, gross written premiums increased $55 million driven by retention and higher new business. Net written premiums for International increased $20 million for the three months ended March 31, 2023 as compared with the same period in 2022. Excluding the effect of foreign currency exchange rates, net written premiums increased $35 million for the three months ended March 31, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income for the three months ended March 31, 2023 was largely consistent with the same period in 2022.
The combined ratio of 97.2% increased 4.8 points for the three months ended March 31, 2023 as compared with the same period in 2022 due to a 5.6 point increase in the loss ratio partially offset by a 0.8 point improvement in the expense ratio. The increase in the loss ratio was largely driven by unfavorable net prior period loss reserve development. Catastrophe losses were $8 million, or 2.8 points of the loss ratio, for the three months ended March 31, 2023, as compared with $3 million, or 1.2 points of the loss ratio, for the three months ended March 31, 2022. The improvement in the expense ratio was largely driven by higher net earned premiums.
Unfavorable net prior year loss reserve development of $15 million was recorded for the three months ended March 31, 2023 as compared with no net prior year loss reserve development for the three months ended March 31, 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for International.

(In millions)	March 31, 2023	December 31, 2022
Gross case reserves	$822	$817
Gross IBNR reserves	1,680	1,586
Total gross carried claim and claim adjustment expense reserves	$2,502	$2,403
Net case reserves	$678	$686
Net IBNR reserves	1,425	1,317
Total net carried claim and claim adjustment expense reserves	$2,103	$2,003

Life & Group
The following table summarizes the results of operations for Life & Group.

Three months ended March 31
(In millions)	2023	2022 (1)
Net earned premiums	$115	$120
Net investment income	214	212
Core loss before income tax	(12)	(7)
Income tax benefit on core loss	9	12
Core (loss) income	(3)	5
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A and Note F to the Condensed Consolidated Financial Statements for additional information.
Core results decreased $8 million for the three months ended March 31, 2023 as compared with the same period in 2022 primarily due to long term care policy buyouts.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Three months ended March 31
(In millions)	2023	2022
Net investment income	$10	$1
Insurance claims and policyholders' benefits	(7)	(8)
Interest expense	28	28
Core loss	(18)	(28)
Core loss decreased $10 million for the three months ended March 31, 2023 as compared with the same period in 2022 driven by higher net investment income.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	March 31, 2023	December 31, 2022
Gross case reserves	$1,434	$1,428
Gross IBNR reserves	1,265	1,321
Total gross carried claim and claim adjustment expense reserves	$2,699	$2,749
Net case reserves	$137	$137
Net IBNR reserves	193	202
Total net carried claim and claim adjustment expense reserves	$330	$339

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Three Months Ended March 31
(In millions)	2023	2022
Fixed income securities:
Taxable fixed income securities	$430	$368
Tax-exempt fixed income securities	49	73
Total fixed income securities	479	441
Limited partnership and common stock investments	28	8
Other, net of investment expense	18	(1)
Net investment income	$525	$448

Effective income yield for the fixed income securities portfolio	4.6%	4.3%
Limited partnership and common stock return	1.3%	0.4%
Net investment income increased $77 million for the three months ended March 31, 2023 as compared with the same period in 2022 driven by higher income from fixed income securities and other, and higher limited partnership and common stock returns.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Three Months Ended March 31
(In millions)	2023	2022
Fixed maturity securities:
Corporate bonds and other	$(23)	$3
States, municipalities and political subdivisions	10	3
Asset-backed	(9)	(8)
Total fixed maturity securities	(22)	(2)
Non-redeemable preferred stock	(14)	(38)
Derivatives, short term and other	1	29
Net investment losses	(35)	(11)
Income tax benefit on net investment losses	7	8
Net investment losses, after tax	$(28)	$(3)
Pretax net investment results decreased $24 million for three months ended March 31, 2023 as compared with the same period in 2022. The decrease was driven by higher net losses on fixed maturity securities partially offset by the favorable relative change in fair value of non-redeemable preferred stock in the three months ended March 31, 2023 as compared with the same period in 2022. The three months ended March 31, 2022 also included gains on a funds withheld embedded derivative which related to a coinsurance agreement on our legacy annuity business that was novated in the fourth quarter of 2022.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,481	$(300)	$2,419	$(336)
AAA	2,420	(160)	2,398	(208)
AA	6,410	(473)	6,342	(663)
A	9,413	(342)	9,043	(531)
BBB	16,509	(1,090)	15,651	(1,447)
Non-investment grade	1,874	(186)	1,774	(219)
Total	$39,107	$(2,551)	$37,627	$(3,404)
As of March 31, 2023 and December 31, 2022, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.3 billion of prefunded municipal bonds as of March 31, 2023 and December 31, 2022.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,357	$302
AAA	1,424	260
AA	4,053	670
A	6,440	619
BBB	12,651	1,360
Non-investment grade	1,341	207
Total	$28,266	$3,418
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$852	$23
Due after one year through five years	8,096	525
Due after five years through ten years	9,870	1,291
Due after ten years	9,448	1,579
Total	$28,266	$3,418

Commercial Real Estate
Our investment portfolio has exposure to the commercial real estate sector primarily through our fixed maturity securities and mortgage loan portfolios. The performance of these assets is dependent on a number of factors, including the performance of the underlying collateral (which is influenced by cash flows from underlying property leases), changes in the fair value of collateral, refinancing risk, and the creditworthiness of tenants of credit tenant loan properties (where lease payments directly service the loan).
Within our fixed maturity securities portfolio, our exposure is primarily through our commercial mortgage-backed securities portfolio and our corporate and other bonds portfolio, which contains obligations of real estate investment trust (REIT) issuers. Commercial mortgage-backed securities include both single asset, single borrower collateral that is securitized independently and conduit collateral that is securitized in diversified pools.
The following tables present the estimated fair value and net unrealized gains (losses) of our commercial mortgage-backed securities by property type and by ratings distribution.

	March 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
Single asset, single borrower:
Office	$323	$(67)
Retail	304	(40)
Lodging	201	(22)
Industrial	84	(7)
Multifamily	53	(4)
Total single asset, single borrower	965	(140)
Conduits (multi property, multi borrower pools)	666	(97)
Total commercial mortgage-backed	$1,631	$(237)

	March 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
AAA	$367	$(29)
AA	630	(97)
A	214	(34)
BBB	283	(51)
Non-investment grade	137	(26)
Total commercial mortgage-backed	$1,631	$(237)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within our corporate and other bonds portfolio by property type and by ratings distribution.

	March 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
Retail	$452	$(43)
Office	261	(30)
Industrial	85	(3)
Other (1)	418	(34)
Total corporate and other bonds - REITs	$1,216	$(110)
(1) Other includes a diversified mix of property type strategies including self-storage, healthcare and apartments.

	March 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
AA	$11	$(1)
A	239	(10)
BBB	948	(97)
Non-investment grade	18	(2)
Total corporate and other bonds - REITs	$1,216	$(110)
Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (DSCR) and loan-to-value ratios (LTV). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of March 31, 2023 the allowance for expected credit losses on our mortgage portfolio was $24 million, or 2% of our amortized cost basis.
The following table presents the amortized cost basis of mortgage loans by property type.

	March 31, 2023
(In millions)	Amortized Cost	Percentage of Total
Mortgage loans:
Retail	$461	44%
Office	263	26%
Industrial	119	12%
Other	187	18%
Total mortgage loans	$1,030	100%

In addition to our mortgage loan portfolio, we invest in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities, all of which are investment grade quality. As of March 31, 2023, these holdings had an estimated fair value of $484 million and net unrealized losses of $82 million.
We own other fixed maturity securities which have exposure to cell towers, data centers and other collateral types that could be viewed as having real estate characteristics. We view these securities to have risks more akin to operating enterprises that do not share the same risks as the broader commercial real estate market.
We do not hold any direct investments in commercial real estate. Additionally, we do not have significant exposure through our limited partnership portfolio to funds whose primary strategy is real estate focused.
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

	March 31, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$14,990	10.1	$14,511	9.9
Other investments	25,759	4.8	25,445	4.7
Total	$40,749	6.8	$39,956	6.6
The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2023, net cash provided by operating activities was $436 million as compared with $645 million for the same period in 2022. The decrease in cash provided by operating activities was driven by higher net claim payments, including long term care policy buyouts, and lower distributions from limited partnerships partially offset by an increase in premiums collected.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the three months ended March 31, 2023, net cash provided by investing activities was $51 million as compared with net cash used by investing activities of $129 million for the same period in 2022. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the three months ended March 31, 2023, net cash used by financing activities was $480 million as compared with $688 million for the same period in 2022. In the first quarter of 2023, we paid dividends of $445 million and repurchased 550,000 shares of our common stock at an aggregate cost of $24 million. In the first quarter of 2022, we paid dividends of $657 million and repurchased 445,000 shares of our common stock at an aggregate cost of $21 million.

Common Stock Dividends
Cash dividends of $1.62 per share on our common stock, including a special cash dividend of $1.20 per share, were declared and paid during the three months ended March 31, 2023. On April 28, 2023, our Board of Directors declared a quarterly cash dividend of $0.42 per share, payable June 1, 2023 to stockholders of record on May 15, 2023. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2023, CCC was in a positive earned surplus position. CCC paid dividends of $475 million and $535 million during the three months ended March 31, 2023 and 2022. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective automatic shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12). The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For us, this includes our long term care business in the Life & Group segment. For a discussion of Accounting Standards, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table presents the effect of adoption of ASU 2018-12 on selected 2022 and 2021 financial data.

	2022					2021
(In millions, except per share data)	Q1	Q2	Q3	Q4	Full Year	Full Year
Components of Income (Loss)

Core income (loss)
Prior to adoption	$316	$245	$213	$274	$1,048	$1,106
Effect of adoption	(18)	(15)	(170)	(9)	(212)	(18)
As reported	$298	$230	$43	$265	$836	$1,088
Net income (Loss)
Prior to adoption	$313	$205	$128	$248	$894	$1,202
Effect of adoption	(18)	(15)	(170)	(9)	(212)	(18)
As reported	$295	$190	$(42)	$239	$682	$1,184

Other comprehensive (loss) income, net of tax
Prior to adoption	$(1,623)	$(1,410)	$(1,426)	$582	$(3,877)	$(483)
Effect of adoption	603	627	586	(177)	1,639	660
As reported	$(1,020)	$(783)	$(840)	$405	$(2,238)	$177

Diluted Earnings (Loss) Per Common Share

Core income (loss)
Prior to adoption	$1.16	$0.90	$0.78	$1.01	$3.84	$4.06
Effect of adoption	(0.07)	(0.06)	(0.62)	(0.04)	(0.77)	(0.07)
As reported	$1.09	$0.84	$0.16	$0.97	$3.07	$3.99
Net income (loss)
Prior to adoption	$1.15	$0.75	$0.47	$0.91	$3.28	$4.41
Effect of adoption	(0.07)	(0.06)	(0.62)	(0.04)	(0.77)	(0.07)
As reported	$1.08	$0.69	$(0.15)	$0.87	$2.51	$4.34
Core income for 2022 decreased from what was previously reported generally driven by the cumulative effect of assumption differences and differences in reserving methodologies between legacy and new accounting guidance.
Core income for the third quarter of 2022 decreased $170 million from what was previously reported under legacy accounting guidance, primarily related to our third quarter 2022 annual review of cash flow reserving assumptions. Under legacy accounting guidance, the third quarter 2022 gross premium valuation assessment indicated a pretax margin of $125 million and no unlocking event occurred. Under the new guidance favorable changes to the upper-medium grade fixed income instrument discount rate were recorded through Accumulated other comprehensive income quarterly, while the net unfavorable impact of increased cost of care inflation offset by favorable premium rate action assumptions was recorded in income.
Other comprehensive loss decreased from what was previously reported driven by increases in the upper-medium grade fixed-income instrument yield beginning in 2021 and through 2022, which was used as the discount rate to re-measure the LFPB.

The following table presents the effect of adoption of ASU 2018-12 on selected 2022 and 2021 balance sheet data.

(In millions)	December 31, 2022	December 31, 2021
Total Assets
Prior to adoption	$60,927	$66,639
Effect of adoption	73	453
As reported	$61,000	$67,092

Insurance Reserves:
Claim and claim adjustment expenses
Prior to adoption	$25,099	$24,174
Effect of adoption	(2,979)	(2,905)
As reported	$22,120	$21,269

Future policy benefits
Prior to adoption	$10,151	$13,236
Effect of adoption	3,329	5,062
As reported	$13,480	$18,298

Total Liabilities
Prior to adoption	$52,102	$53,830
Effect of adoption	350	2,157
As reported	$52,452	$55,987

Accumulated other comprehensive income (loss)
Prior to adoption	$(3,557)	$320
Effect of adoption	(41)	(1,680)
As reported	$(3,598)	$(1,360)

Total stockholders' equity
Prior to adoption	$8,825	$12,809
Effect of adoption	(277)	(1,704)
As reported	$8,548	$11,105

FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves (note that loss reserves for long term care, A&EP and other mass tort claims are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures); the impact of routine ongoing insurance reserve reviews we conduct; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statements. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following as well as those risks contained in the Risk Factors section of our 2022 Annual Report on Form 10-K:
Company-Specific Factors
•the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates sections of our 2022 Annual Report on Form 10-K and this report, and the Reserves - Estimates and Uncertainties section of our 2022 Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;
•the risk that the other parties to the transactions in which, subject to certain limitations, we ceded our legacy A&EP and excess workers' compensation (EWC) liabilities, respectively, will not fully perform their respective obligations to CNA, the uncertainty in estimating loss reserves for A&EP and EWC liabilities and the possible continued exposure of CNA to liabilities for A&EP and EWC claims that are not covered under the terms of the respective transactions;
•the performance of reinsurance companies under reinsurance contracts with us; and
•the risks and uncertainties associated with potential acquisitions and divestitures, including the consummation of such transactions, the successful integration of acquired operations and the potential for subsequent impairment of goodwill or intangible assets.
Industry and General Market Factors
•general economic and business conditions, including recessionary conditions that may decrease the size and number of our insurance customers and create losses to our lines of business and inflationary pressures on medical care costs, construction costs and other economic sectors;
•the effects of social inflation, including frequency of nuclear verdicts and increased litigation activity, on the severity of claims;
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
•the occurrence of epidemics and pandemics; and
•mass tort claims, including those related to exposure to potentially harmful products or substances such as glyphosate, lead paint, per- and polyfluoroalkyl substances (PFAS) and opioids; and claims arising from changes that repeal or weaken tort reforms, such as those related to abuse reviver statutes.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2023. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2023, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2023.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable
(c) The table below details the repurchases of our common stock made during the three months ended March 31, 2022.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
February 1, 2023 - February 28, 2023	550,000	$44.07	N/A	N/A
Total	550,000		N/A	N/A

Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 1, 2023	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1