Form 10-Q
period 2023-06-30
CNA FINANCIAL CORP
filed 2023-07-31
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 27, 2023, 270,861,737 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2023	2022 (1)	2023	2022 (1)
Revenues
Net earned premiums	$2,347	$2,155	$4,595	$4,214
Net investment income	575	432	1,100	880
Net investment losses	(32)	(59)	(67)	(70)
Non-insurance warranty revenue	407	392	814	774
Other revenues	7	6	14	13
Total revenues	3,304	2,926	6,456	5,811
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement gain (loss) of $(33), $1, $(34), and $6)	1,779	1,601	3,432	3,079
Amortization of deferred acquisition costs	403	374	782	718
Non-insurance warranty expense	384	367	768	721
Other operating expenses	346	329	683	655
Interest	31	28	59	56
Total claims, benefits and expenses	2,943	2,699	5,724	5,229
Income before income tax	361	227	732	582
Income tax expense	(78)	(37)	(152)	(97)
Net income	$283	$190	$580	$485

Basic earnings per share	$1.04	$0.70	$2.14	$1.79

Diluted earnings per share	$1.04	$0.69	$2.13	$1.78

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.2	271.7	271.2	271.8
Diluted	272.0	272.6	272.1	272.7
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
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022 (1)	2023	2022 (1)
Comprehensive Income (Loss)
Net income	$283	$190	$580	$485
Other Comprehensive (Loss) Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(1)	(2)	(9)	(6)
Net unrealized gains and losses on other investments	(413)	(2,226)	257	(4,869)
Net unrealized gains and losses on investments	(414)	(2,228)	248	(4,875)
Impact of changes in discount rates used to measure long-duration contract liabilities	256	1,507	(140)	3,142
Foreign currency translation adjustment	34	(68)	51	(82)
Pension and postretirement benefits	7	6	14	12
Other comprehensive (loss) income, net of tax	(117)	(783)	173	(1,803)
Total comprehensive income (loss)	$166	$(593)	$753	$(1,318)
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	June 30, 2023	December 31, 2022 (1)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $41,838 and $41,032, less allowance for credit loss of $22 and $1)	$38,728	$37,627
Equity securities at fair value (cost of $700 and $703)	683	674
Limited partnership investments	2,020	1,926
Other invested assets	71	78
Mortgage loans (less allowance for uncollectible receivables of $30 and $24)	1,009	1,040
Short term investments	1,924	1,832
Total investments	44,435	43,177
Cash	358	475
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $22)	5,581	5,416
Insurance receivables (less allowance for uncollectible receivables of $30 and $29)	3,521	3,158
Accrued investment income	424	402
Deferred acquisition costs	885	806
Deferred income taxes	1,201	1,251
Property and equipment at cost (less accumulated depreciation of $301 and $280)	246	226
Goodwill	146	144
Deferred non-insurance warranty acquisition expense	3,689	3,671
Other assets (includes $15 and $18 due from Loews Corporation)	2,602	2,274
Total assets	$63,088	$61,000
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,802	$22,120
Unearned premiums	6,978	6,374
Future policy benefits	13,666	13,480
Short term debt	792	243
Long term debt	2,384	2,538
Deferred non-insurance warranty revenue	4,735	4,714
Other liabilities (includes $14 and $26 due to Loews Corporation)	3,005	2,983
Total liabilities	54,362	52,452
Commitments and contingencies (Notes B and F)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,861,737 and 270,895,902 shares outstanding)	683	683
Additional paid-in capital	2,204	2,220
Retained earnings	9,359	9,336
Accumulated other comprehensive loss	(3,425)	(3,598)
Treasury stock (2,178,506 and 2,144,341 shares), at cost	(95)	(93)
Total stockholders’ equity	8,726	8,548
Total liabilities and stockholders' equity	$63,088	$61,000
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

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2023	2022 (1)
Cash Flows from Operating Activities
Net income	$580	$485
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	21	(18)
Trading portfolio activity	1	7
Net investment losses	67	70
Equity method investees	(29)	184
Net amortization of investments	(87)	(56)
Depreciation and amortization	28	25
Changes in:
Receivables, net	(497)	(614)
Accrued investment income	(21)	(6)
Deferred acquisition costs	(74)	(63)
Insurance reserves	1,165	1,417
Other, net	(217)	(178)
Net cash flows provided by operating activities	937	1,253
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,285	3,293
Fixed maturity securities - maturities, calls and redemptions	613	1,715
Equity securities	121	193
Limited partnerships	79	101
Mortgage loans	78	76
Purchases:
Fixed maturity securities	(3,506)	(6,251)
Equity securities	(126)	(195)
Limited partnerships	(245)	(168)
Mortgage loans	(53)	(53)
Change in other investments	6	15
Change in short term investments	(62)	868
Purchases of property and equipment	(43)	(25)
Other, net	(5)	—
Net cash flows used by investing activities	(858)	(431)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(559)	(765)
Proceeds from the issuance of debt	395	—
Purchase of treasury stock	(24)	(21)
Other, net	(12)	—
Net cash flows used by financing activities	(200)	(786)
Effect of foreign exchange rate changes on cash	4	(12)
Net change in cash	(117)	24
Cash, beginning of year	475	536
Cash, end of period	$358	$560
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022 (1)	2023	2022 (1)
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,196	2,195	2,220	2,215
Stock-based compensation	8	8	(16)	(12)
Balance, end of period	2,204	2,203	2,204	2,203
Retained Earnings
Balance, beginning of period, as previously reported	9,191	9,319	9,572	9,663
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(42)	(236)	(24)
Balance, beginning of period, as adjusted	9,191	9,277	9,336	9,639
Dividends to common stockholders ($0.42, $0.40, $2.04, $2.80 per share)	(115)	(109)	(557)	(766)
Net income	283	190	580	485
Balance, end of period	9,359	9,358	9,359	9,358
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period, as previously reported	(3,308)	(1,303)	(3,557)	320
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(1,077)	(41)	(1,680)
Balance, beginning of period, as adjusted	(3,308)	(2,380)	(3,598)	(1,360)
Other comprehensive income (loss)	(117)	(783)	173	(1,803)
Balance, end of period	(3,425)	(3,163)	(3,425)	(3,163)
Treasury Stock
Balance, beginning of period	(95)	(77)	(93)	(72)
Stock-based compensation	—	1	22	17
Purchase of treasury stock	—	—	(24)	(21)
Balance, end of period	(95)	(76)	(95)	(76)
Total stockholders' equity	$8,726	$9,005	$8,726	$9,005
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

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned 90% of the outstanding common stock of CNAF as of June 30, 2023.
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
The interim financial data as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2022 Consolidated Balance Sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, adjusted for the application of ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12).
Recently Adopted Accounting Standards Updates (ASU)
ASU 2018-12: In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-12, which requires changes to the measurement and disclosure of long-duration contracts. Entities are required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) used to measure the liability for future policyholder benefits (LFPB) at least annually. The LFPB must also be updated for actual experience at least annually. The LFPB is reflected as Insurance reserves: Future policy benefits on the Condensed Consolidated Balance Sheet. The discount rate assumption used to measure the LFPB must be updated quarterly using an upper-medium grade (low credit risk) fixed-income instrument yield, commonly interpreted as a single-A rate. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in the Company's results of operations within Insurance claims and policyholders’ benefits. The effect of changes in discount rate assumptions are recorded in Other comprehensive income (loss). In contrast, under legacy accounting guidance, cash flow and discount rate assumptions were locked-in unless a premium deficiency emerged. The discount rate assumption under legacy accounting guidance was determined using the Company’s internal investment portfolio yield, which was generally higher than a single-A yield.
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

The following table presents after tax adjustments to the opening balance of Stockholders’ equity resulting from adoption of ASU 2018-12:

(In millions)	Accumulated other comprehensive income (loss)	Retained earnings
Balance as of December 31, 2020, as previously reported	$803	$9,081
De-recognition of shadow reserves	2,601	—
Re-measurement of LFPB using an upper-medium grade fixed income instrument yield discount rate	(4,941)	—
Other adjustments	—	(6)
Balance as of January 1, 2021, as adjusted	$(1,537)	$9,075
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Operations for the three months ended June 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Insurance claims and policyholders’ benefits (1)	$1,583	$18	$1,601
Income (loss) before income tax	245	(18)	227
Income tax (expense) benefit	(40)	3	(37)
Net income	205	(15)	190
Basic earnings (loss) per share	0.75	(0.05)	0.70
Diluted earnings (loss) per share	0.75	(0.06)	0.69
(1) The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain (loss) of $1 million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Insurance claims and policyholders’ benefits (1)	$3,038	$41	$3,079
Income (loss) before income tax	623	(41)	582
Income tax (expense) benefit	(105)	8	(97)
Net income	518	(33)	485
Basic earnings (loss) per share	1.91	(0.12)	1.79
Diluted earnings (loss) per share	1.90	(0.12)	1.78
(1) The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain (loss) of $6 million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.
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

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended June 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Changes in: Net unrealized gains and losses on other investments	$(1,346)	$(880)	$(2,226)
Net unrealized gains and losses on investments	(1,348)	(880)	(2,228)
Impact of changes in discount rates used to measure long-duration contract liabilities	—	1,507	1,507
Other comprehensive income (loss), net of tax	(1,410)	627	(783)
Total comprehensive income (loss)	(1,205)	612	(593)
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Changes in: Net unrealized gains and losses on other investments	$(2,957)	$(1,912)	$(4,869)
Net unrealized gains and losses on investments	(2,963)	(1,912)	(4,875)
Impact of changes in discount rates used to measure long-duration contract liabilities	—	3,142	3,142
Other comprehensive income (loss), net of tax	(3,033)	1,230	(1,803)
Total comprehensive income (loss)	(2,515)	1,197	(1,318)
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net income	$518	$(33)	$485
Deferred income tax expense (benefit)	(10)	(8)	(18)
Changes in: Insurance reserves	1,376	41	1,417
The effects of adoption of ASU 2018-12 on segment results of operations of the Life & Group segment for the three months ended June 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net incurred claims and benefits (1)	$293	$18	$311
Core income (loss) before income tax	(4)	(18)	(22)
Income tax (expense) benefit on core income (loss)	10	3	13
Core income (loss)	6	(15)	(9)
(1) The effect of adopting ASU 2018-12 on Net incurred claims and benefits is inclusive of the re-measurement gain (loss) of $1 million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.
The effects of adoption of ASU 2018-12 on segment results of operations of the Life & Group segment for the six months ended June 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net incurred claims and benefits (1)	$574	$41	$615
Core income (loss) before income tax	12	(41)	(29)
Income tax (expense) benefit on core income (loss)	17	8	25
Core income (loss)	29	(33)	(4)
(1) The effect of adopting ASU 2018-12 on Net incurred claims and benefits is inclusive of the re-measurement gain (loss) of $6 million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.

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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2023	2022	2023	2022
Net income (loss) (1)	$283	$190	$580	$485

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.2	271.7	271.2	271.8
Diluted
Weighted average shares outstanding	271.2	271.7	271.2	271.8
Dilutive effect of stock-based awards under compensation plans	0.8	0.9	0.9	0.9
Total	272.0	272.6	272.1	272.7

Earnings (loss) per share (1)
Basic	$1.04	$0.70	$2.14	$1.79
Diluted	$1.04	$0.69	$2.13	$1.78
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
The Company repurchased 550,000 and 445,000 shares of CNAF common stock at an aggregate cost of $24 million and $21 million during the six months ended June 30, 2023 and 2022.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Fixed maturity securities	$482	$441	$952	$870
Equity securities	21	(11)	33	(9)
Limited partnership investments	55	6	80	24
Mortgage loans	14	12	28	27
Short term investments	13	2	28	2
Trading portfolio	—	—	3	1
Other	9	—	14	—
Gross investment income	594	450	1,138	915
Investment expense	(19)	(18)	(38)	(35)
Net investment income	$575	$432	$1,100	$880
Net investment income (loss) recognized due to the change in fair value of common stock held as of June 30, 2023 and 2022	$10	$(22)	$7	$(23)
Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$8	$45	$43	$71
Gross losses	(35)	(60)	(92)	(88)
Net investment gains (losses) on fixed maturity securities	(27)	(15)	(49)	(17)
Equity securities	3	(71)	(11)	(109)
Derivatives	—	26	—	55
Mortgage loans	(6)	—	(6)	—
Short term investments and other	(2)	1	(1)	1
Net investment gains (losses)	$(32)	$(59)	$(67)	$(70)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of June 30, 2023 and 2022	$3	$(70)	$—	$(108)

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Fixed maturity securities available-for-sale:
Corporate and other bonds	$9	$21	$17	$29
Asset-backed	8	(1)	8	1
Impairment losses (gains) recognized in earnings	$17	$20	$25	$30
The Company also recognized $6 million of losses on mortgage loans during the three and six months ended June 30, 2023 due to changes in expected credit losses. There were no losses recognized on mortgage loans during the three and six months ended June 30, 2022.

The following tables present a summary of fixed maturity securities.

June 30, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$24,194	$339	$1,909	$13	$22,611
States, municipalities and political subdivisions	8,262	341	793	—	7,810
Asset-backed:
Residential mortgage-backed	3,133	4	444	—	2,693
Commercial mortgage-backed	1,843	4	257	7	1,583
Other asset-backed	3,571	9	330	2	3,248
Total asset-backed	8,547	17	1,031	9	7,524
U.S. Treasury and obligations of government-sponsored enterprises	130	—	3	—	127
Foreign government	700	1	50	—	651
Redeemable preferred stock	5	—	—	—	5
Total fixed maturity securities available-for-sale	41,838	698	3,786	22	38,728
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$41,838	$698	$3,786	$22	$38,728

December 31, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$23,137	$301	$2,009	$—	$21,429
States, municipalities and political subdivisions	8,918	338	939	—	8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447	—	2,631
Commercial mortgage-backed	1,886	4	255	—	1,635
Other asset-backed	3,287	2	361	1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government-sponsored enterprises	111	1	2	—	110
Foreign government	617	1	43	—	575
Redeemable preferred stock	3	—	—	—	3
Total fixed maturity securities available-for-sale	41,032	652	4,056	1	37,627
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$41,032	$652	$4,056	$1	$37,627

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$7,681	$350	$10,087	$1,559	$17,768	$1,909
States, municipalities and political subdivisions	1,486	64	2,783	729	4,269	793
Asset-backed:
Residential mortgage-backed	822	35	1,810	409	2,632	444
Commercial mortgage-backed	325	15	1,171	242	1,496	257
Other asset-backed	739	32	1,982	298	2,721	330
Total asset-backed	1,886	82	4,963	949	6,849	1,031
U.S. Treasury and obligations of government-sponsored enterprises	84	2	34	1	118	3
Foreign government	213	8	395	42	608	50
Total	$11,350	$506	$18,262	$3,280	$29,612	$3,786

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,479	$334	$2,355	$337
AAA	1,662	283	1,559	298
AA	4,404	746	4,327	817
A	6,937	703	6,615	749
BBB	12,960	1,513	13,226	1,621
Non-investment grade	1,170	207	1,429	234
Total	$29,612	$3,786	$29,511	$4,056
Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2023 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates and a general market widening of credit spreads. In reaching this determination, the Company considered the continued volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of June 30, 2023.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $413 million, $394 million, and $374 million as of June 30, 2023, December 31, 2022, and June 30, 2022 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2023	$1	$1	$2
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	1	7	8
Available-for-sale securities accounted for as PCD assets	11	—	11

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	1	1
Balance as of June 30, 2023	$13	$9	$22

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2022	$12	$5	$17
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	3	3

Reductions to the allowance for credit losses:
Write-offs charged against the allowance	12	—	12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	(3)	(3)
Balance as of June 30, 2022	$—	$5	$5

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	1	7	8
Available-for-sale securities accounted for as PCD assets	20	—	20

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3	—	3
Write-offs charged against the allowance	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	1	2
Balance as of June 30, 2023	$13	$9	$22

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	3	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	12	—	12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(5)	(4)
Balance as of June 30, 2022	$—	$5	$5

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2023		December 31, 2022
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$988	$972	$1,012	$1,001
Due after one year through five years	11,072	10,443	9,880	9,399
Due after five years through ten years	13,445	12,226	13,788	12,453
Due after ten years	16,333	15,087	16,352	14,774
Total	$41,838	$38,728	$41,032	$37,627
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of June 30, 2023, the Company had commitments to purchase or fund approximately $1,480 million and sell approximately $60 million under the terms of these investments.
Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

June 30, 2023	Mortgage Loans Amortized Cost Basis by Origination Year (1)(2)
(In millions)	2023	2022	2021	2020	2019	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$9	$13	$111	$33	$245	$411
LTV 55% to 65%	—	—	—	—	8	—	8
LTV greater than 65%	—	31	11	—	—	—	42
DSCR 1.2x - 1.6x
LTV less than 55%	28	5	49	14	42	51	189
LTV 55% to 65%	12	43	—	24	—	9	88
LTV greater than 65%	—	58	—	—	—	—	58
DSCR ≤1.2
LTV less than 55%	—	35	—	—	34	—	69
LTV 55% to 65%	13	41	—	—	43	—	97
LTV greater than 65%	13	27	21	—	23	7	91
Total	$66	$249	$94	$149	$183	$312	$1,053
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
(2) The amortized cost basis of Mortgage loans as presented in the table above differs from the amount reported in the Condensed Consolidated Balance Sheets because Mortgage loans with a term to maturity of less than one year at the time of origination are classified as Short term investments.

As of June 30, 2023, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

June 30, 2023				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$137	$22,286	$971	$23,394
States, municipalities and political subdivisions	—	7,767	43	7,810
Asset-backed	—	6,641	883	7,524
Total fixed maturity securities	137	36,694	1,897	38,728
Equity securities:
Common stock	179	—	26	205
Non-redeemable preferred stock	56	422	—	478
Total equity securities	235	422	26	683
Short term and other	1,711	42	—	1,753
Total assets	$2,083	$37,158	$1,923	$41,164
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

December 31, 2022				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions	—	8,274	43	8,317
Asset-backed	—	6,405	788	7,193
Total fixed maturity securities	120	35,866	1,641	37,627
Equity securities:
Common stock	150	—	35	185
Non-redeemable preferred stock	54	435	—	489
Total equity securities	204	435	35	674
Short term and other	1,608	71	—	1,679
Total assets	$1,932	$36,372	$1,676	$39,980
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2023	$912	$44	$859	$29	$1,844
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(1)	—	(1)
Reported in Net investment income	—	—	5	(1)	4
Reported in Other comprehensive income (loss)	(15)	(1)	(7)	—	(23)
Total realized and unrealized investment gains (losses)	(15)	(1)	(3)	(1)	(20)
Purchases	68	—	87	—	155
Sales	—	—	—	(2)	(2)
Settlements	(5)	—	(17)	—	(22)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(43)	—	(43)
Balance as of June 30, 2023	$971	$43	$883	$26	$1,923
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2023 recognized in Other comprehensive income (loss) in the period	(15)	(1)	(7)	—	(23)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2022	$915	$51	$604	$44	$1,614
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	3	(2)	—
Reported in Net investment income	—	—	5	(1)	4
Reported in Other comprehensive income (loss)	(82)	(5)	(52)	—	(139)
Total realized and unrealized investment gains (losses)	(83)	(5)	(44)	(3)	(135)
Purchases	51	—	92	—	143
Sales	—	—	(2)	(3)	(5)
Settlements	(37)	—	(23)	9	(51)
Transfers into Level 3	—	—	14	—	14
Transfers out of Level 3	—	—	—	—	—
Balance as of June 30, 2022	$846	$46	$641	$47	$1,580
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(3)	$(3)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2022 recognized in Other comprehensive income (loss) in the period	(81)	(5)	(52)	—	(138)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2023	$810	$43	$788	$35	$1,676
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(1)	—	(1)
Reported in Net investment income	—	—	10	(7)	3
Reported in Other comprehensive income (loss)	9	—	—	—	9
Total realized and unrealized investment gains (losses)	9	—	9	(7)	11
Purchases	149	—	142	—	291
Sales	—	—	—	(2)	(2)
Settlements	(8)	—	(26)	—	(34)
Transfers into Level 3	11	—	23	—	34
Transfers out of Level 3	—	—	(53)	—	(53)
Balance as of June 30, 2023	$971	$43	$883	$26	$1,923
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2023 recognized in Other comprehensive income (loss) in the period	9	—	(1)	—	8

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2022	$937	$56	$556	$29	$1,578
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(2)	—	5	(3)	—
Reported in Net investment income	—	—	6	3	9
Reported in Other comprehensive income (loss)	(153)	(10)	(84)	—	(247)
Total realized and unrealized investment gains (losses)	(155)	(10)	(73)	—	(238)
Purchases	118	—	232	12	362
Sales	(5)	—	(2)	(3)	(10)
Settlements	(59)	—	(40)	9	(90)
Transfers into Level 3	10	—	19	—	29
Transfers out of Level 3	—	—	(51)	—	(51)
Balance as of June 30, 2022	$846	$46	$641	$47	$1,580
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2022 recognized in Other comprehensive income (loss) in the period	(153)	(10)	(83)	—	(246)
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
Short Term and Other Invested Assets
Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes non-U.S. government securities for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short term investments as presented in the tables above differ from the amounts presented on the Condensed Consolidated Balance Sheets because certain short term investments, such as time deposits and mortgage loans with a term to maturity of less than one year at the time of origination, are not measured at fair value.
As of June 30, 2023 and December 31, 2022, there were $65 million and $72 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

June 30, 2023	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,415	Discounted cash flow	Credit spread	1% - 7% (2%)

December 31, 2022	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1% - 8% (2%)
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

June 30, 2023	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,009	$—	$—	$954	$954
Liabilities
Short term debt	$792	$—	$785	$—	$785
Long term debt	2,384	—	2,196	—	2,196

December 31, 2022	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,040	$—	$—	$973	$973
Liabilities
Short term debt	$243	$—	$248	$—	$248
Long term debt	2,538	—	2,349	—	2,349
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $68 million and $120 million for the three and six months ended June 30, 2023 and $37 million and $57 million for the three and six months ended June 30, 2022 primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

For the six months ended June 30
(In millions)	2023	2022 (1)
Reserves, beginning of year:
Gross	$22,120	$21,269
Ceded	5,191	4,969
Net reserves, beginning of year	16,929	16,300
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	2,746	2,452
Increase (decrease) in provision for insured events of prior years	37	30
Amortization of discount	22	22
Total net incurred (2)	2,805	2,504
Net payments attributable to:
Current year events	(287)	(233)
Prior year events	(2,014)	(1,882)
Total net payments	(2,301)	(2,115)
Foreign currency translation adjustment and other	57	(222)
Net reserves, end of period	17,490	16,467
Ceded reserves, end of period	5,312	5,156
Gross reserves, end of period	$22,802	$21,623
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

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Pretax (favorable) unfavorable development:
Specialty	$(4)	$(10)	$(4)	$(20)
Commercial	(13)	(22)	(15)	(24)
International	—	(5)	15	(5)
Corporate & Other	35	64	35	64
Total pretax (favorable) unfavorable development	$18	$27	$31	$15
Following the second quarter annual review of legacy mass tort exposures, unfavorable development of $35 million was recorded within the Corporate & Other segment for the three and six months ended June 30, 2023, primarily driven by higher than expected frequency and severity in abuse claims in older accident years. Unfavorable development of $64 million was recorded within the Corporate & Other segment for the three and six months ended June 30, 2022 largely associated with legacy mass tort abuse claims, including the Diocese of Rochester proposed settlement.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$1	$9	$9
Other Professional Liability and Management Liability	(1)	13	(1)	13
Surety	(7)	(19)	(7)	(28)
Warranty	—	—	(9)	(9)
Other	4	(5)	4	(5)
Total pretax (favorable) unfavorable development	$(4)	$(10)	$(4)	$(20)
Three and Six Months
2022
Unfavorable development in other professional liability and management liability was due to higher than expected claim severity and frequency in the Company’s cyber and professional E&O businesses in multiple accident years.
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in recent accident years.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Pretax (favorable) unfavorable development:
Commercial Auto	$11	$21	$11	$21
General Liability	70	41	70	41
Workers' Compensation	(96)	(82)	(98)	(84)
Property and Other	2	(2)	2	(2)
Total pretax (favorable) unfavorable development	$(13)	$(22)	$(15)	$(24)
Three and Six Months
2023
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company’s construction business in a recent accident year.

Unfavorable development in general liability was due to higher than expected claim severity in the Company's construction and middle market businesses across multiple accident years.

Favorable development in workers' compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.
2022
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company’s construction business in multiple accident years.
Unfavorable development in general liability was due to higher than expected claim severity in the Company's construction, middle market and small businesses across multiple accident years.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Pretax (favorable) unfavorable development:
Commercial	$(3)	$(4)	$(5)	$(4)
Specialty	3	(1)	22	(1)
Other	—	—	(2)	—
Total pretax (favorable) unfavorable development	$—	$(5)	$15	$(5)
Six Months
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $15 million and $11 million for the three months ended June 30, 2023 and 2022 and $23 million for each of the six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the cumulative amounts ceded under the LPT were $3.5 billion. The unrecognized deferred retroactive reinsurance benefit was $402 million and $425 million as of June 30, 2023 and December 31, 2022 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.4 billion as of June 30, 2023. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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

The following table summarizes balances and changes in the LFPB.

(In millions)	2023	2022
Present value of future net premiums
Balance, January 1	$3,993	$4,735
Effect of changes in discount rate	(74)	(880)
Balance, January 1, at original locked in discount rate	3,919	3,855
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	(85)	(37)
Adjusted balance, January 1	3,834	3,818
Interest accrual	103	105
Net premiums: earned during period	(225)	(225)
Balance, end of period at original locked in discount rate	3,712	3,698
Effect of changes in discount rate	78	246
Balance, June 30	$3,790	$3,944

Present value of future benefits & expenses
Balance, January 1	$17,472	$22,745
Effect of changes in discount rate	(125)	(5,942)
Balance, January 1, at original locked in discount rate	17,347	16,803
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	(51)	(43)
Adjusted balance, January 1	17,296	16,760
Interest accrual	482	482
Benefit & expense payments	(629)	(470)
Balance, end of period at original locked in discount rate	17,149	16,772
Effect of changes in discount rate	307	1,329
Balance, June 30	$17,456	$18,101

Net LFPB	$13,666	$14,157
(1) As of June 30, 2023 and 2022, the re-measurement gain (loss) of $(34) million and $6 million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the Company’s long term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Earned premiums	$113	$118	$228	$238
Interest expense	189	189	379	377
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of June 30
(In millions)	2023	2022
Expected future benefit and expense payments	$33,287	$33,429
Expected future gross premiums	5,536	5,848
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,853 million and $4,204 million as of June 30, 2023 and 2022.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 12 years as of June 30, 2023 and 2022.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of June 30		As of December 31
	2023	2022	2022
Original locked in discount rate	5.25%	5.29%	5.27%
Upper-medium grade fixed income instrument discount rate	5.10	4.64	5.23
For the three and six months ended June 30, 2023, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% were $29 million and $42 million. For the three and six months ended June 30, 2022, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% were less than $1 million.
For the three and six months ended June 30, 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income were less than $1 million and $11 million. For the six months ended June 30, 2022, the portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income was $1 million. There were no such reversals for the three months ended June 30, 2022.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2023, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.5 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$24	$16	$49	$33
Expected return on plan assets	(30)	(38)	(60)	(76)
Amortization of net actuarial loss	9	8	17	15
Total net periodic pension cost (benefit)	$3	$(14)	$6	$(28)
The following table indicates the line items in which the non-service cost (benefit) is presented on the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$—	$(4)	$1	$(8)
Other operating expenses	3	(10)	5	(20)
Total net periodic pension cost (benefit)	$3	$(14)	$6	$(28)

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts (1)	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2023	$(15)	$(2,068)	$(584)	$(437)	$(204)	$(3,308)
Other comprehensive income (loss) before reclassifications	(8)	(427)	—	256	34	(145)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $4, $2, $—, $— and $8	(7)	(14)	(7)	—	—	(28)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $112, $(2), $(68), $— and $42	(1)	(413)	7	256	34	(117)
Balance as of June 30, 2023	$(16)	$(2,481)	$(577)	$(181)	$(170)	$(3,425)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2022, as previously reported	$(6)	$(572)	$(598)	$—	$(127)	$(1,303)
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $270, $—, $(497), $— and $(227)	—	1,288	—	(2,365)	—	(1,077)
Balance as of April 1, 2022	(6)	716	(598)	(2,365)	(127)	(2,380)
Other comprehensive income (loss) before reclassifications	(1)	(2,240)	—	1,507	(68)	(802)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $3, $1, $—, $— and $3	1	(14)	(6)	—	—	(19)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $590,$(1), $(400), $— and $189	(2)	(2,226)	6	1,507	(68)	(783)
Balance as of June 30, 2022	$(8)	$(1,510)	$(592)	$(858)	$(195)	$(3,163)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2023, as previously reported	$(7)	$(2,738)	$(591)	$—	$(221)	$(3,557)
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $—, $—, $11, $— and $11	—	—	—	(41)	—	(41)
Balance as of January 1, 2023, as adjusted	(7)	(2,738)	(591)	(41)	(221)	(3,598)
Other comprehensive income (loss) before reclassifications	(16)	225	—	(140)	51	120
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $8, $4, $—, $— and $14	(7)	(32)	(14)	—	—	(53)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $(68), $(4), $37, $— and $(33)	(9)	257	14	(140)	51	173
Balance as of June 30, 2023	$(16)	$(2,481)	$(577)	$(181)	$(170)	$(3,425)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2022, as previously reported	$(2)	$1,039	$(604)	$—	$(113)	$320
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $617, $—, $(1,063), $— and $(446)	—	2,320	—	(4,000)	—	(1,680)
Balance as of January 1, 2022, as adjusted	(2)	3,359	(604)	(4,000)	(113)	(1,360)
Other comprehensive income (loss) before reclassifications	(5)	(4,884)	—	3,142	(82)	(1,829)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $4, $3, $—, $— and $6	1	(15)	(12)	—	—	(26)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $1,288, $(3), $(835), $— and $451	(6)	(4,869)	12	3,142	(82)	(1,803)
Balance as of June 30, 2022	$(8)	$(1,510)	$(592)	$(858)	$(195)	$(3,163)
(1) See Note A to the Condensed Consolidated Financial Statements for additional information.

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$812	$1,120	$302	$113	$—	$—	$2,347
Net investment income	142	165	25	229	14	—	575
Non-insurance warranty revenue	407	—	—	—	—	—	407
Other revenues	—	6	1	—	2	(2)	7
Total operating revenues	1,361	1,291	328	342	16	(2)	3,336
Claims, benefits and expenses
Net incurred claims and benefits	474	740	185	344	29	—	1,772
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	168	175	60	—	—	—	403
Non-insurance warranty expense	384	—	—	—	—	—	384
Other insurance related expenses	94	158	35	31	—	—	318
Other expenses	12	10	(5)	—	44	(2)	59
Total claims, benefits and expenses	1,134	1,088	275	375	73	(2)	2,943
Core income (loss) before income tax	227	203	53	(33)	(57)	—	393
Income tax (expense) benefit on core income (loss)	(50)	(44)	(15)	13	11	—	(85)
Core income (loss)	$177	$159	$38	$(20)	$(46)	$—	308
Net investment gains (losses)							(32)
Income tax (expense) benefit on net investment gains (losses)							7
Net investment gains (losses), after tax							(25)
Net income (loss)							$283

Three months ended June 30, 2022	Specialty	Commercial	International	Life & Group (1)	Corporate & Other
(In millions)						Eliminations	Total (1)
Operating revenues
Net earned premiums	$794	$974	$269	$118	$—	$—	$2,155
Net investment income	100	113	14	201	4	—	432
Non-insurance warranty revenue	392	—	—	—	—	—	392
Other revenues	—	4	1	1	1	(1)	6
Total operating revenues	1,286	1,091	284	320	5	(1)	2,985
Claims, benefits and expenses
Net incurred claims and benefits	456	610	160	311	57	—	1,594
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	162	156	56	—	—	—	374
Non-insurance warranty expense	367	—	—	—	—	—	367
Other insurance related expenses	81	134	30	29	1	—	275
Other expenses	12	11	13	2	45	(1)	82
Total claims, benefits and expenses	1,080	916	259	342	103	(1)	2,699
Core income (loss) before income tax	206	175	25	(22)	(98)	—	286
Income tax (expense) benefit on core income (loss)	(45)	(37)	(7)	13	20	—	(56)
Core income (loss)	$161	$138	$18	$(9)	$(78)	$—	230
Net investment gains (losses)							(59)
Income tax (expense) benefit on net investment gains (losses)							19
Net investment gains (losses), after tax							(40)
Net income (loss)							$190
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.

Six months ended June 30, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,609	$2,166	$592	$228	$—	$—	$4,595
Net investment income	271	314	48	443	24	—	1,100
Non-insurance warranty revenue	814	—	—	—	—	—	814
Other revenues	—	13	1	—	5	(5)	14
Total operating revenues	2,694	2,493	641	671	29	(5)	6,523
Claims, benefits and expenses
Net incurred claims and benefits	939	1,428	374	655	22	—	3,418
Policyholders’ dividends	3	11	—	—	—	—	14
Amortization of deferred acquisition costs	333	344	105	—	—	—	782
Non-insurance warranty expense	768	—	—	—	—	—	768
Other insurance related expenses	180	300	82	60	1	—	623
Other expenses	26	16	(4)	1	85	(5)	119
Total claims, benefits and expenses	2,249	2,099	557	716	108	(5)	5,724
Core income (loss) before income tax	445	394	84	(45)	(79)	—	799
Income tax (expense) benefit on core income (loss)	(97)	(84)	(22)	22	15	—	(166)
Core income (loss)	$348	$310	$62	$(23)	$(64)	$—	633
Net investment gains (losses)							(67)
Income tax (expense) benefit on net investment gains (losses)							14
Net investment gains (losses), after tax							(53)
Net income (loss)							$580

June 30, 2023
(In millions)
Reinsurance receivables	$1,530	$1,153	$445	$100	$2,375	$—	$5,603
Insurance receivables	1,034	2,050	462	4	1	—	3,551
Deferred acquisition costs	395	359	131	—	—	—	885
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	3,689	—	—	—	—	—	3,689
Insurance reserves
Claim and claim adjustment expenses	7,183	9,674	2,583	688	2,674	—	22,802
Unearned premiums	3,194	2,882	790	112	—	—	6,978
Future policy benefits	—	—	—	13,666	—	—	13,666
Deferred non-insurance warranty revenue	4,735	—	—	—	—	—	4,735

Six months ended June 30, 2022	Specialty	Commercial	International	Life & Group (1)	Corporate & Other
(In millions)						Eliminations	Total (1)
Operating revenues
Net earned premiums	$1,566	$1,878	$533	$238	$(1)	$—	$4,214
Net investment income	203	231	28	413	5	—	880
Non-insurance warranty revenue	774	—	—	—	—	—	774
Other revenues	1	12	—	—	3	(3)	13
Total operating revenues	2,544	2,121	561	651	7	(3)	5,881
Claims, benefits and expenses
Net incurred claims and benefits	901	1,183	318	615	49	—	3,066
Policyholders’ dividends	3	10	—	—	—	—	13
Amortization of deferred acquisition costs	319	304	95	—	—	—	718
Non-insurance warranty expense	721	—	—	—	—	—	721
Other insurance related expenses	162	264	77	60	3	—	566
Other expenses	25	18	14	5	86	(3)	145
Total claims, benefits and expenses	2,131	1,779	504	680	138	(3)	5,229
Core income (loss) before income tax	413	342	57	(29)	(131)	—	652
Income tax (expense) benefit on core income (loss)	(89)	(72)	(13)	25	25	—	(124)
Core income (loss)	$324	$270	$44	$(4)	$(106)	$—	528
Net investment gains (losses)							(70)
Income tax (expense) benefit on net investment gains (losses)							27
Net investment gains (losses), after tax							(43)
Net income (loss)							$485

December 31, 2022
(In millions)
Reinsurance receivables	$1,384	$1,062	$414	$101	$2,477	$—	$5,438
Insurance receivables	1,082	1,728	369	8	—	—	3,187
Deferred acquisition costs	381	321	104	—	—	—	806
Goodwill	117	—	27	—	—	—	144
Deferred non-insurance warranty acquisition expense	3,671	—	—	—	—	—	3,671
Insurance reserves
Claim and claim adjustment expenses	6,878	9,395	2,403	695	2,749	—	22,120
Unearned premiums	3,193	2,425	653	103	—	—	6,374
Future policy benefits	—	—	—	13,480	—	—	13,480
Deferred non-insurance warranty revenue	4,714	—	—	—	—	—	4,714
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.

The following table presents operating revenues by line of business for each reportable segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Specialty
Management & Professional Liability	$718	$680	$1,423	$1,353
Surety	183	162	351	310
Warranty & Alternative Risks	460	444	920	881
Specialty revenues	1,361	1,286	2,694	2,544
Commercial
Middle Market	419	374	817	736
Construction	420	350	805	674
Small Business	160	143	310	281
Other Commercial	292	224	561	430
Commercial revenues	1,291	1,091	2,493	2,121
International
Canada	96	91	189	179
Europe	135	118	262	238
Hardy	97	75	190	144
International revenues	328	284	641	561
Life & Group revenues	342	320	671	651
Corporate & Other revenues	16	5	29	7
Eliminations	(2)	(1)	(5)	(3)
Total operating revenues	3,336	2,985	6,523	5,881
Net investment gains (losses)	(32)	(59)	(67)	(70)
Total revenues	$3,304	$2,926	$6,456	$5,811

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had balances of $4.7 billion reported in Deferred non-insurance warranty revenue as of June 30, 2023 and December 31, 2022. For the three and six months ended June 30, 2023, the Company recognized $0.2 billion and $0.6 billion of revenues that were included in the deferred revenue balance as of January 1, 2023. For the three and six months ended June 30, 2022, the Company recognized $0.3 billion and $0.7 billion of revenues that were included in the deferred revenue balance as of January 1, 2022. For the three and six months ended June 30, 2023, non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.9 billion of the deferred revenue in the remainder of 2023, $1.2 billion in 2024, $0.9 billion in 2025 and $1.7 billion thereafter.

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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represents net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. In addition, we also utilize renewal premium change, rate, retention and new business in evaluating operating trends. Renewal premium change represents the estimated change in average premium on policies that renew, including rate and exposure changes. Rate represents the average change in price on policies that renew excluding exposure change. For certain products within Small Business, where quantifiable, rate includes the influence of new business as well. Exposure represents the measure of risk used in the pricing of the insurance product. The change in exposure represents the change in premium dollars on policies that renew as a result of the change in risk of the policy. Retention represents the percentage of premium dollars renewed, excluding rate and exposure changes, in comparison to the expiring premium dollars from policies available to renew. New business represents premiums from policies written with new customers and additional policies written with existing customers. Gross written premiums, excluding third-party captives, excludes business which is ceded to third-party captives, including business related to large warranty programs. We use underwriting gain (loss), calculated using GAAP financial results, to monitor our insurance operations. Underwriting gain (loss) is pretax and is calculated as net earned premiums less total insurance expenses, which includes insurance claims and policyholders' benefits, amortization of deferred acquisition costs and other insurance related expenses. Underlying underwriting gain (loss) represents underwriting results excluding catastrophe losses and development-related items.
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We use various analyses and methods, including using one of the industry standard natural catastrophe models to estimate hurricane and earthquake losses at various return periods, to inform underwriting and reinsurance decisions designed to manage our exposure to catastrophic events. We generally seek to manage our exposure through the purchase of catastrophe reinsurance and utilize various reinsurance programs to mitigate catastrophe losses including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. We conduct an ongoing review of our risk and catastrophe reinsurance coverages and from time to time make changes as we deem appropriate. In the second quarter of 2023, we renewed our excess-of-loss property catastrophe reinsurance as described below.
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. Exposures underwritten through Hardy are excluded and covered under a separate treaty. The treaty has a term of June 1, 2023 to June 1, 2024 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $235 million up to $1.06 billion for all losses other than earthquakes. Earthquakes are covered up to $1.16 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
Group Workers' Compensation Treaty
We also purchased corporate Workers' Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2023 to January 1, 2024 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our per occurrence retention of $25 million. The treaty also provides $600 million of coverage for the accumulation of covered losses related to terrorism events above our per occurrence retention of $25 million. Of this $600 million in Terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.

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

Six months ended June 30	Three Months		Six Months
(In millions)	2023	2022 (1)	2023	2022 (1)
Operating Revenues
Net earned premiums	$2,347	$2,155	$4,595	$4,214
Net investment income	575	432	1,100	880
Non-insurance warranty revenue	407	392	814	774
Other revenues	7	6	14	13
Total operating revenues	3,336	2,985	6,523	5,881
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement gain (loss) of $(33), $1, $(34), and $6)	1,772	1,594	3,418	3,066
Policyholders' dividends	7	7	14	13
Amortization of deferred acquisition costs	403	374	782	718
Non-insurance warranty expense	384	367	768	721
Other insurance related expenses	318	275	623	566
Other expenses	59	82	119	145
Total claims, benefits and expenses	2,943	2,699	5,724	5,229
Core income before income tax	393	286	799	652
Income tax expense on core income	(85)	(56)	(166)	(124)
Core income	308	230	633	528
Net investment losses	(32)	(59)	(67)	(70)
Income tax benefit on net investment losses	7	19	14	27
Net investment losses, after tax	(25)	(40)	(53)	(43)
Net income	$283	$190	$580	$485
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
Three Month Comparison
Core income increased $78 million for the three months ended June 30, 2023 as compared with the same period in 2022. Core income for our Property & Casualty Operations increased $57 million primarily due to higher net investment income and improved underlying underwriting results partially offset by higher catastrophe losses and lower favorable net prior year loss reserve development. Core loss for our Life & Group segment increased $11 million, while core loss for our Corporate & Other segment improved $32 million.
Catastrophe losses were $68 million and $37 million for the three months ended June 30, 2023 and 2022. Unfavorable net prior year loss reserve development of $18 million and $27 million was recorded for the three months ended June 30, 2023 and 2022 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Core income increased $105 million for the six months ended June 30, 2023 as compared with the same period in 2022. Core income for our Property & Casualty Operations increased $82 million primarily due to higher net investment income and improved underlying underwriting results partially offset by higher catastrophe losses and lower favorable net prior year loss reserve development. Core loss for our Life & Group segment increased $19 million, while core loss for our Corporate & Other segment improved $42 million.
Catastrophe losses were $120 million and $57 million for the six months ended June 30, 2023 and 2022. Unfavorable net prior year loss reserve development of $31 million and $15 million was recorded for the six months ended June 30, 2023 and 2022 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Results for the three and six months ended June 30, 2023 were impacted by unfavorable net pension costs related to our legacy United States of America (U.S.) pension plan primarily due to higher interest cost on projected benefit obligations as a result of an increase in discount rates year over year, as well as a lower expected return on plan assets as a result of a lower plan asset base given actual asset returns in 2022. A portion of this additional cost has resulted in an unfavorable impact on our expense ratio for the three and six months ended June 30, 2023. The components of our net periodic pension cost (benefit) are presented in Note H to the Condensed Consolidated Financial Statements included under Part I, Item I.

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

Specialty
The following table details the results of operations for Specialty.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022	2023	2022
Gross written premiums	$1,769	$1,904	$3,549	$3,750
Gross written premiums excluding third-party captives	961	973	1,847	1,858
Net written premiums	825	832	1,613	1,603
Net earned premiums	812	794	1,609	1,566
Underwriting gain	74	93	154	181
Net investment income	142	100	271	203
Core income	177	161	348	324

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	58.6%	58.5%	58.7%
Effect of catastrophe impacts	—	0.1	—	0.1
Effect of development-related items	(0.3)	(1.2)	(0.2)	(1.3)
Loss ratio	58.3	57.5	58.3	57.5
Expense ratio	32.4	30.4	31.9	30.7
Dividend ratio	0.2	0.2	0.2	0.2
Combined ratio	90.9%	88.1%	90.4%	88.4%
Combined ratio excluding catastrophes and development	91.2%	89.2%	90.6%	89.6%

Rate	(1)%	7%	—%	8%
Renewal premium change	—	9	2	9
Retention	89	85	89	85
New business	$120	$132	$228	$277
Three Month Comparison
Gross written premiums, excluding third-party captives, for Specialty decreased $12 million for the three months ended June 30, 2023 as compared with the same period in 2022 driven by lower new business and rate. Net written premiums for Specialty decreased $7 million for the three months ended June 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $16 million for the three months ended June 30, 2023 as compared with the same period in 2022 primarily due to higher net investment income partially offset by lower underlying underwriting results and lower favorable net prior year loss reserve development.
The combined ratio of 90.9% increased 2.8 points for the three months ended June 30, 2023 as compared with the same period in 2022 due to a 2.0 point increase in the expense ratio and 0.8 point increase in the loss ratio. The increase in the expense ratio was primarily driven by higher employee related and acquisition costs. The increase in the loss ratio was primarily driven by lower favorable net prior year loss reserve development. There were no catastrophe losses for the three months ended June 30, 2023, as compared with $1 million, or 0.1 points of the loss ratio, for the three months ended June 30, 2022.
Favorable net prior year loss reserve development of $4 million and $10 million was recorded for the three months ended June 30, 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums, excluding third-party captives, for Specialty decreased $11 million for the six months ended June 30, 2023 as compared with the same period in 2022 driven by lower new business and rate. Net written premiums for Specialty increased $10 million for the six months ended June 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $24 million for the six months ended June 30, 2023 as compared with the same period in 2022 primarily due to higher net investment income partially offset by lower favorable net prior year loss reserve development and lower underlying underwriting results.
The combined ratio of 90.4% increased 2.0 points for the six months ended June 30, 2023 as compared with the same period in 2022 due to a 1.2 point increase in the expense ratio and a 0.8 point increase in the loss ratio. The increase in the expense ratio was primarily driven by higher employee related costs. The increase in the loss ratio was primarily driven by lower favorable net prior year loss reserve development. There were no catastrophe losses for the six months ended June 30, 2023, as compared with $1 million, or 0.1 points of the loss ratio, for the six months ended June 30, 2022.
Favorable net prior year loss reserve development of $4 million and $20 million was recorded for the six months ended June 30, 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	June 30, 2023	December 31, 2022
Gross case reserves	$1,476	$1,529
Gross IBNR reserves	5,707	5,349
Total gross carried claim and claim adjustment expense reserves	$7,183	$6,878
Net case reserves	$1,270	$1,310
Net IBNR reserves	4,448	4,253
Total net carried claim and claim adjustment expense reserves	$5,718	$5,563

Commercial
The following table details the results of operations for Commercial.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022	2023	2022
Gross written premiums	$1,719	$1,429	$3,161	$2,637
Gross written premiums excluding third-party captives	1,604	1,321	3,044	2,527
Net written premiums	1,329	1,134	2,517	2,135
Net earned premiums	1,120	974	2,166	1,878
Underwriting gain	42	69	83	117
Net investment income	165	113	314	231
Core income	159	138	310	270

Other performance metrics:
Loss ratio excluding catastrophes and development	61.5%	61.5%	61.5%	61.5%
Effect of catastrophe impacts	5.2	3.0	4.7	2.4
Effect of development-related items	(0.5)	(1.8)	(0.3)	(0.9)
Loss ratio	66.2	62.7	65.9	63.0
Expense ratio	29.6	30.0	29.8	30.3
Dividend ratio	0.5	0.5	0.5	0.5
Combined ratio	96.3%	93.2%	96.2%	93.8%
Combined ratio excluding catastrophes and development	91.6%	92.0%	91.8%	92.3%

Rate	8%	5%	8%	5%
Renewal premium change	11	7	10	8
Retention	85	87	85	86
New business	$343	$280	$653	$508
Three Month Comparison
Gross written premiums for Commercial increased $290 million for the three months ended June 30, 2023 as compared with the same period in 2022 driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $195 million for the three months ended June 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $21 million for the three months ended June 30, 2023 as compared with the same period in 2022, driven by higher net investment income and improved underlying underwriting results partially offset by higher catastrophe losses and lower favorable net prior year loss reserve development.
The combined ratio of 96.3% increased 3.1 points for the three months ended June 30, 2023 as compared with the same period in 2022 due to a 3.5 point increase in the loss ratio partially offset by a 0.4 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses and lower favorable net prior year loss reserve development. Catastrophe losses were $59 million, or 5.2 points of the loss ratio, for the three months ended June 30, 2023, as compared with $29 million, or 3.0 points of the loss ratio, for the three months ended June 30, 2022. The improvement in the expense ratio was driven by higher net earned premiums partially offset by higher employee related costs.
Favorable net prior year loss reserve development of $13 million and $22 million was recorded for the three months ended June 30, 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums for Commercial increased $524 million for the six months ended June 30, 2023 as compared with the same period in 2022 driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $382 million for the six months ended June 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $40 million for the six months ended June 30, 2023 as compared with the same period in 2022, driven by higher net investment income and improved underlying underwriting results partially offset by higher catastrophe losses and lower favorable net prior year loss reserve development.
The combined ratio of 96.2% increased 2.4 points for the six months ended June 30, 2023 as compared with the same period in 2022 due to a 2.9 point increase in the loss ratio partially offset by a 0.5 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses and lower favorable net prior year loss reserve development. Catastrophe losses were $103 million, or 4.7 points of the loss ratio, for the six months ended June 30, 2023, as compared with $45 million, or 2.4 points of the loss ratio, for the six months ended June 30, 2022. The improvement in the expense ratio was driven by higher net earned premiums partially offset by higher employee related costs.
Favorable net prior year loss reserve development of $15 million and $24 million was recorded for the six months ended June 30, 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	June 30, 2023	December 31, 2022
Gross case reserves	$3,265	$3,156
Gross IBNR reserves	6,408	6,239
Total gross carried claim and claim adjustment expense reserves	$9,673	$9,395
Net case reserves	$2,839	$2,809
Net IBNR reserves	5,809	5,621
Total net carried claim and claim adjustment expense reserves	$8,648	$8,430

International
The following table details the results of operations for International.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022	2023	2022
Gross written premiums	$421	$382	$819	$745
Net written premiums	359	330	630	581
Net earned premiums	302	269	592	533
Underwriting gain	22	23	31	43
Net investment income	25	14	48	28
Core income	38	18	62	44

Other performance metrics:
Loss ratio excluding catastrophes and development	57.9%	58.5%	57.7%	58.6%
Effect of catastrophe impacts	3.1	2.8	2.9	2.0
Effect of development-related items	—	(1.8)	2.5	(1.0)
Loss ratio	61.0	59.5	63.1	59.6
Expense ratio	31.2	32.1	31.5	32.4
Combined ratio	92.2%	91.6%	94.6%	92.0%
Combined ratio excluding catastrophes and development	89.1%	90.6%	89.2%	91.0%

Rate	4%	6%	4%	8%
Renewal premium change	7	10	7	10
Retention	83	84	83	79
New business	$92	$88	$177	$166
Three Month Comparison
Gross written premiums for International increased $39 million, or $44 million excluding the effect of foreign currency exchange rates, for the three months ended June 30, 2023 as compared with the same period in 2022 driven by favorable renewal premium change. Net written premiums for International increased $29 million, or $31 million excluding the effect of foreign currency exchange rates, for the three months ended June 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $20 million for the three months ended June 30, 2023 as compared with the same period in 2022, driven by a favorable impact from changes in foreign currency exchange rates, higher net investment income and improved underlying underwriting results, partially offset by no net prior year loss reserve development recorded for the three months ended June 30, 2023 as compared with favorable net prior year loss reserve development recorded for the three months ended June 30, 2022.
The combined ratio of 92.2% increased 0.6 points for the three months ended June 30, 2023 as compared with the same period in 2022 due to a 1.5 point increase in the loss ratio partially offset by a 0.9 point improvement in the expense ratio. The increase in the loss ratio was driven by no net prior period loss reserve development recorded for the three months ended June 30, 2023 as compared with $5 million of favorable net prior year loss reserve for the three months ended June 30, 2022. Catastrophe losses were $9 million, or 3.1 points of the loss ratio, for the three months ended June 30, 2023, as compared with $7 million, or 2.8 points of the loss ratio, for the three months ended June 30, 2022. The improvement in the expense ratio was primarily driven by higher net earned premiums and lower acquisition costs partially offset by higher employee related costs.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums for International increased $74 million for the six months ended June 30, 2023 as compared with the same period in 2022. Excluding the effect of foreign currency exchange rates, gross written premiums increased $99 million driven by favorable renewal premium change. Net written premiums for International increased $49 million for the six months ended June 30, 2023 as compared with the same period in 2022. Excluding the effect of foreign currency exchange rates, net written premiums increased $66 million for the six months ended June 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $18 million for the six months ended June 30, 2023 as compared with the same period in 2022 driven by higher net investment income, a favorable impact from changes in foreign currency exchange rates and improved underlying underwriting results, partially offset by unfavorable net prior year loss reserve development.
The combined ratio of 94.6% increased 2.6 points for the six months ended June 30, 2023 as compared with the same period in 2022 due to a 3.5 point increase in the loss ratio partially offset by a 0.9 point improvement in the expense ratio. The increase in the loss ratio was driven by unfavorable net prior period loss reserve development and higher catastrophe losses. Catastrophe losses were $17 million, or 2.9 points of the loss ratio, for the six months ended June 30, 2023, as compared with $11 million, or 2.0 points of the loss ratio, for the six months ended June 30, 2022. The improvement in the expense ratio was driven by higher net earned premiums.
Unfavorable net prior year loss reserve development of $15 million was recorded for the six months ended June 30, 2023 compared to favorable net prior year loss reserve development of $5 million recorded for the six months ended June 30, 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	June 30, 2023	December 31, 2022
Gross case reserves	$818	$817
Gross IBNR reserves	1,765	1,586
Total gross carried claim and claim adjustment expense reserves	$2,583	$2,403
Net case reserves	$687	$686
Net IBNR reserves	1,491	1,317
Total net carried claim and claim adjustment expense reserves	$2,178	$2,003

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022 (1)	2023	2022 (1)
Net earned premiums	$113	$118	$228	$238
Claims, benefits and expenses	375	342	716	680
Net investment income	229	201	443	413
Core loss	(20)	(9)	(23)	(4)
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A and Note F to the Condensed Consolidated Financial Statements for additional information.
Three Month Comparison
Core loss increased $11 million for the three months ended June 30, 2023 as compared with the same period in
2022 primarily due to long term care policy buyouts. Policy buyouts generally result in an unfavorable impact on Core loss, as the cash payments are linked to higher statutory reserve levels.
Six Month Comparison
Results for the six months ended June 30, 2023 were generally consistent with the three month summary above. Excluding the impacts of long term care policy buyouts, underwriting results are generally in line with expectations. We expect to continue offering policy buyouts for the remainder of 2023 and into future years.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Insurance claims and policyholders' benefits	$29	$57	$22	$49
Net investment income	14	4	24	5
Interest expense	30	28	58	56
Core loss	(46)	(78)	(64)	(106)
Three Month Comparison
Core loss decreased $32 million for the three months ended June 30, 2023 as compared with the same period in 2022 driven by lower net prior year loss reserve development and higher net investment income. Core loss for the three months ended June 30, 2023 includes a $28 million after-tax charge related to unfavorable prior year loss reserve development largely associated with legacy mass tort claims compared with a $51 million after-tax charge related to unfavorable prior year loss reserve development for the three months ended June 30, 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Core loss decreased $42 million for the six months ended June 30, 2023 as compared with the same period in 2022 driven by lower net prior year loss reserve development associated with legacy mass tort abuse claims and higher net investment income. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	June 30, 2023	December 31, 2022
Gross case reserves	$1,411	$1,428
Gross IBNR reserves	1,263	1,321
Total gross carried claim and claim adjustment expense reserves	$2,674	$2,749
Net case reserves	$129	$137
Net IBNR reserves	229	202
Total net carried claim and claim adjustment expense reserves	$358	$339

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Fixed income securities:
Taxable fixed income securities	$444	$385	$874	$753
Tax-exempt fixed income securities	46	66	95	139
Total fixed income securities	490	451	969	892
Limited partnership and common stock investments	68	(15)	96	(7)
Other, net of investment expense	17	(4)	35	(5)
Net investment income	$575	$432	$1,100	$880

Effective income yield for the fixed income securities portfolio	4.6%	4.3%	4.6%	4.3%
Limited partnership and common stock return	3.1%	(0.7)%	4.5%	(0.3)%
Net investment income increased $143 million and $220 million for the three and six months ended June 30, 2023 as compared with the same periods in 2022 driven by higher limited partnership and common stock returns and higher income from fixed income securities and other.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Fixed maturity securities:
Corporate bonds and other	$(12)	$(30)	$(35)	$(27)
States, municipalities and political subdivisions	(3)	19	7	22
Asset-backed	(12)	(4)	(21)	(12)
Total fixed maturity securities	(27)	(15)	(49)	(17)
Non-redeemable preferred stock	3	(71)	(11)	(109)
Derivatives, short term and other	(2)	27	(1)	56
Mortgage loans	(6)	—	(6)	—
Net investment losses	(32)	(59)	(67)	(70)
Income tax benefit on net investment losses	7	19	14	27
Net investment losses, after tax	$(25)	$(40)	$(53)	$(43)
Pretax net investment results improved $27 million and $3 million for three and six months ended June 30, 2023 as compared with the same periods in 2022. The improvement was driven by the favorable relative change in fair value of non-redeemable preferred stock in the three and six months ended June 30, 2023 as compared with the same periods in 2022 partially offset by higher net losses on disposals of fixed maturity securities. The three and six months ended June 30, 2022 also included gains on a funds withheld embedded derivative which related to a coinsurance agreement on our legacy annuity business that was novated in the fourth quarter of 2022.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,530	$(333)	$2,419	$(336)
AAA	2,492	(205)	2,398	(208)
AA	6,385	(588)	6,342	(663)
A	9,579	(463)	9,043	(531)
BBB	16,061	(1,310)	15,651	(1,447)
Non-investment grade	1,681	(189)	1,774	(219)
Total	$38,728	$(3,088)	$37,627	$(3,404)
As of June 30, 2023 and December 31, 2022, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.3 billion of prefunded municipal bonds as of June 30, 2023 and December 31, 2022.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,479	$334
AAA	1,662	283
AA	4,404	746
A	6,937	703
BBB	12,960	1,513
Non-investment grade	1,170	207
Total	$29,612	$3,786
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$841	$20
Due after one year through five years	8,895	669
Due after five years through ten years	9,866	1,397
Due after ten years	10,010	1,700
Total	$29,612	$3,786

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

	June 30, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
Single asset, single borrower:
Office	$289	$(77)
Retail	278	(38)
Lodging	218	(20)
Industrial	90	(6)
Multifamily	51	(4)
Total single asset, single borrower	926	(145)
Conduits (multi property, multi borrower pools)	657	(108)
Total commercial mortgage-backed	$1,583	$(253)

	June 30, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
AAA	$425	$(35)
AA	620	(107)
A	209	(35)
BBB	256	(56)
Non-investment grade	73	(20)
Total commercial mortgage-backed	$1,583	$(253)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within our corporate and other bonds portfolio by property type and by ratings distribution.

	June 30, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
Retail	$455	$(48)
Office	255	(30)
Industrial	86	(5)
Other (1)	416	(39)
Total corporate and other bonds - REITs	$1,212	$(122)
(1) Other includes a diversified mix of property type strategies including self-storage, healthcare and apartments.

	June 30, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
AA	$11	$(1)
A	249	(13)
BBB	936	(106)
Non-investment grade	16	(2)
Total corporate and other bonds - REITs	$1,212	$(122)
Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (DSCR) and loan-to-value ratios (LTV). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of June 30, 2023 the allowance for expected credit losses on our mortgage portfolio was $30 million, or 2.9% of our amortized cost basis.
The following table presents the amortized cost basis of mortgage loans by property type.

	June 30, 2023
(In millions)	Amortized Cost	Percentage of Total
Mortgage loans:
Retail	$470	44%
Office	255	25%
Industrial	131	13%
Other	183	18%
Total mortgage loans	1,039	100%
Less: Allowance for expected credit losses	(30)
Total mortgage loans - net of allowance	$1,009

In addition to our mortgage loan portfolio, we invest in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities, all of which are investment grade quality. As of June 30, 2023, these holdings had an estimated fair value of $474 million and net unrealized losses of $92 million.
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

	June 30, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$14,691	9.9	$14,511	9.9
Other investments	26,480	4.6	25,445	4.7
Total	$41,171	6.5	$39,956	6.6
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
For the six months ended June 30, 2023, net cash provided by operating activities was $937 million as compared with $1,253 million for the same period in 2022. The decrease in cash provided by operating activities was driven by higher net claim payments, which includes long term care policy buyouts, and lower distributions from limited partnerships partially offset by an increase in premiums collected.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the six months ended June 30, 2023, net cash used by investing activities was $858 million as compared with net cash used by investing activities of $431 million for the same period in 2022. Net cash used by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the six months ended June 30, 2023, net cash used by financing activities was $200 million as compared with $786 million for the same period in 2022. Financing activities for the periods presented include:
•During the six months ended June 30, 2023, we paid dividends of $559 million and repurchased 550,000 shares of our common stock at an aggregate cost of $24 million.
•In the second quarter of 2023, we issued $400 million of 5.50% senior notes due June 15, 2033.
•During the six months ended June 30, 2022, we paid dividends of $765 million and repurchased 445,000 shares of our common stock at an aggregate cost of $21 million.

Common Stock Dividends
Cash dividends of $2.04 per share on our common stock, including a special cash dividend of $1.20 per share, were declared and paid during the six months ended June 30, 2023. On July 28, 2023, our Board of Directors declared a quarterly cash dividend of $0.42 per share, payable August 31, 2023 to stockholders of record on August 14, 2023. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2023, CCC was in a positive earned surplus position. CCC paid dividends of $660 million and $690 million during the six months ended June 30, 2023 and 2022. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
Prior period amounts in the financial statements have been adjusted to reflect application of ASU 2018-12. Core income for the third quarter of 2022 decreased $170 million from what was previously reported under legacy accounting guidance, primarily related to our third quarter 2022 annual review of cash flow reserving assumptions. Under legacy accounting guidance, the third quarter 2022 gross premium valuation assessment indicated a pretax margin of $125 million and no unlocking event occurred. Under the new guidance favorable changes to the upper-medium grade fixed income instrument discount rate were recorded through Accumulated other comprehensive income quarterly, while the net unfavorable impact of increased cost of care inflation offset by favorable premium rate action assumptions was recorded in income. Excluding the third quarter of 2022, Core income did not change materially from what was reported prior to adoption of ASU 2018-12.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended June 30, 2023. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2023, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2023.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: July 31, 2023	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

First Amendment to Amended and Restated Credit Agreement, dated May 3, 2023, among CNA Financial Corporation and Wells Fargo Bank, National Association)	10.1

General Release and Separation Agreement, dated July 7, 2023 between CNA Financial Corporation and Gerald S. Haase	10.2

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1