Form 10-Q
period 2023-09-30
CNA FINANCIAL CORP
filed 2023-10-30
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 26, 2023, 270,870,525 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2023	2022 (1)	2023	2022 (1)
Revenues
Net earned premiums	$2,406	$2,221	$7,001	$6,435
Net investment income	553	422	1,653	1,302
Net investment losses	(38)	(96)	(105)	(166)
Non-insurance warranty revenue	407	399	1,221	1,173
Other revenues	8	11	22	24
Total revenues	3,336	2,957	9,792	8,768
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement gain (loss) of $(41), $(211), $(75), and $(205))	1,826	1,880	5,258	4,959
Amortization of deferred acquisition costs	426	383	1,208	1,101
Non-insurance warranty expense	386	371	1,154	1,092
Other operating expenses	338	346	1,021	1,001
Interest	34	28	93	84
Total claims, benefits and expenses	3,010	3,008	8,734	8,237
Income (loss) before income tax	326	(51)	1,058	531
Income tax (expense) benefit	(68)	9	(220)	(88)
Net income (loss)	$258	$(42)	$838	$443

Basic earnings (loss) per share	$0.95	$(0.15)	$3.09	$1.63

Diluted earnings (loss) per share	$0.95	$(0.15)	$3.08	$1.63

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.2	271.4	271.2	271.7
Diluted	272.3	272.3	272.2	272.6
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
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022 (1)	2023	2022 (1)
Comprehensive (Loss) Income
Net income (loss)	$258	$(42)	$838	$443
Other Comprehensive Loss, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(1)	(2)	(10)	(8)
Net unrealized gains and losses on other investments	(1,084)	(1,735)	(827)	(6,604)
Net unrealized gains and losses on investments	(1,085)	(1,737)	(837)	(6,612)
Impact of changes in discount rates used to measure long-duration contract liabilities	818	994	678	4,136
Foreign currency translation adjustment	(55)	(103)	(4)	(185)
Pension and postretirement benefits	6	6	20	18
Other comprehensive loss, net of tax	(316)	(840)	(143)	(2,643)
Total comprehensive (loss) income	$(58)	$(882)	$695	$(2,200)
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)	September 30, 2023	December 31, 2022 (1)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $42,366 and $41,032, less allowance for credit loss of $18 and $1)	$37,856	$37,627
Equity securities at fair value (cost of $712 and $703)	692	674
Limited partnership investments	2,074	1,926
Other invested assets	69	78
Mortgage loans (less allowance for uncollectible receivables of $35 and $24)	995	1,040
Short term investments	1,961	1,832
Total investments	43,647	43,177
Cash	485	475
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $22)	5,447	5,416
Insurance receivables (less allowance for uncollectible receivables of $29 and $29)	3,211	3,158
Accrued investment income	441	402
Deferred acquisition costs	880	806
Deferred income taxes	1,277	1,251
Property and equipment at cost (less accumulated depreciation of $287 and $280)	257	226
Goodwill	145	144
Deferred non-insurance warranty acquisition expense	3,688	3,671
Other assets (includes $20 and $18 due from Loews Corporation)	2,474	2,274
Total assets	$61,952	$61,000
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$22,836	$22,120
Unearned premiums	6,789	6,374
Future policy benefits	12,654	13,480
Short term debt	793	243
Long term debt	2,480	2,538
Deferred non-insurance warranty revenue	4,736	4,714
Other liabilities (includes $20 and $26 due to Loews Corporation)	3,101	2,983
Total liabilities	53,389	52,452
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,865,467 and 270,895,902 shares outstanding)	683	683
Additional paid-in capital	2,213	2,220
Retained earnings	9,503	9,336
Accumulated other comprehensive loss	(3,741)	(3,598)
Treasury stock (2,174,776 and 2,144,341 shares), at cost	(95)	(93)
Total stockholders’ equity	8,563	8,548
Total liabilities and stockholders' equity	$61,952	$61,000
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

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2023	2022 (1)
Cash Flows from Operating Activities
Net income	$838	$443
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	12	(71)
Trading portfolio activity	(1)	(5)
Net investment losses	105	166
Equity method investees	37	235
Net amortization of investments	(140)	(89)
Depreciation and amortization	44	38
Changes in:
Receivables, net	(84)	(390)
Accrued investment income	(39)	(37)
Deferred acquisition costs	(74)	(66)
Insurance reserves	1,184	1,999
Other, net	(117)	(233)
Net cash flows provided by operating activities	1,765	1,990
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	3,284	4,885
Fixed maturity securities - maturities, calls and redemptions	960	2,095
Equity securities	192	230
Limited partnerships	138	124
Mortgage loans	110	101
Purchases:
Fixed maturity securities	(5,459)	(8,768)
Equity securities	(200)	(245)
Limited partnerships	(322)	(265)
Mortgage loans	(75)	(90)
Change in other investments	6	9
Change in short term investments	(99)	903
Purchases of property and equipment	(67)	(41)
Other, net	(5)	(10)
Net cash flows used by investing activities	(1,537)	(1,072)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(673)	(874)
Proceeds from the issuance of debt	491	—
Purchase of treasury stock	(24)	(39)
Other, net	(12)	(11)
Net cash flows used by financing activities	(218)	(924)
Effect of foreign exchange rate changes on cash	—	(27)
Net change in cash	10	(33)
Cash, beginning of year	475	536
Cash, end of period	$485	$503
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022 (1)	2023	2022 (1)
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,204	2,203	2,220	2,215
Stock-based compensation	9	8	(7)	(4)
Balance, end of period	2,213	2,211	2,213	2,211
Retained Earnings
Balance, beginning of period, as previously reported	9,359	9,415	9,572	9,663
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(57)	(236)	(24)
Balance, beginning of period, as adjusted	9,359	9,358	9,336	9,639
Dividends to common stockholders ($0.42, $0.40, $2.46, $3.20 per share)	(114)	(110)	(671)	(876)
Net income (loss)	258	(42)	838	443
Balance, end of period	9,503	9,206	9,503	9,206
Accumulated Other Comprehensive Loss
Balance, beginning of period, as previously reported	(3,425)	(2,713)	(3,557)	320
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(450)	(41)	(1,680)
Balance, beginning of period, as adjusted	(3,425)	(3,163)	(3,598)	(1,360)
Other comprehensive loss	(316)	(840)	(143)	(2,643)
Balance, end of period	(3,741)	(4,003)	(3,741)	(4,003)
Treasury Stock
Balance, beginning of period	(95)	(76)	(93)	(72)
Stock-based compensation	—	—	22	17
Purchase of treasury stock	—	(18)	(24)	(39)
Balance, end of period	(95)	(94)	(95)	(94)
Total stockholders' equity	$8,563	$8,003	$8,563	$8,003
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

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned 91.7% of the outstanding common stock of CNAF as of September 30, 2023.
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
The interim financial data as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2022 Consolidated Balance Sheet included in this Quarterly Report on Form 10-Q was derived from audited financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, adjusted for the application of ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12).
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
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Operations for the three months ended September 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Insurance claims and policyholders’ benefits (1)	$1,665	$215	$1,880
Income (loss) before income tax	164	(215)	(51)
Income tax (expense) benefit	(36)	45	9
Net income	128	(170)	(42)
Basic earnings (loss) per share	0.47	(0.62)	(0.15)
Diluted earnings (loss) per share	0.47	(0.62)	(0.15)
(1) The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain (loss) of $(211) million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Insurance claims and policyholders’ benefits (1)	$4,703	$256	$4,959
Income (loss) before income tax	787	(256)	531
Income tax (expense) benefit	(141)	53	(88)
Net income	646	(203)	443
Basic earnings (loss) per share	2.38	(0.75)	1.63
Diluted earnings (loss) per share	2.37	(0.74)	1.63
(1) The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain (loss) of $(205) million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.
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

The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended September 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Changes in: Net unrealized gains and losses on other investments	$(1,327)	$(408)	$(1,735)
Net unrealized gains and losses on investments	(1,329)	(408)	(1,737)
Impact of changes in discount rates used to measure long-duration contract liabilities	—	994	994
Other comprehensive income (loss), net of tax	(1,426)	586	(840)
Total comprehensive income (loss)	(1,298)	416	(882)
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Changes in: Net unrealized gains and losses on other investments	$(4,284)	$(2,320)	$(6,604)
Net unrealized gains and losses on investments	(4,292)	(2,320)	(6,612)
Impact of changes in discount rates used to measure long-duration contract liabilities	—	4,136	4,136
Other comprehensive income (loss), net of tax	(4,459)	1,816	(2,643)
Total comprehensive income (loss)	(3,813)	1,613	(2,200)
The effects of adoption of ASU 2018-12 on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net income	$646	$(203)	$443
Deferred income tax expense (benefit)	(18)	(53)	(71)
Changes in: Insurance reserves	1,743	256	1,999
The effects of adoption of ASU 2018-12 on segment results of operations of the Life & Group segment for the three months ended September 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net incurred claims and benefits (1)	$310	$215	$525
Core income (loss) before income tax	(36)	(215)	(251)
Income tax (expense) benefit on core income (loss)	14	45	59
Core income (loss)	(22)	(170)	(192)
(1) The effect of adopting ASU 2018-12 on Net incurred claims and benefits is inclusive of the re-measurement gain (loss) of $(211) million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.
The effects of adoption of ASU 2018-12 on segment results of operations of the Life & Group segment for the nine months ended September 30, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net incurred claims and benefits (1)	$884	$256	$1,140
Core income (loss) before income tax	(24)	(256)	(280)
Income tax (expense) benefit on core income (loss)	31	53	84
Core income (loss)	7	(203)	(196)
(1) The effect of adopting ASU 2018-12 on Net incurred claims and benefits is inclusive of the re-measurement gain (loss) of $(205) million, which is presented parenthetically on the Condensed Consolidated Statement of Operations.

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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2023	2022	2023	2022
Net income (loss) (1)	$258	$(42)	$838	$443

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.2	271.4	271.2	271.7
Diluted
Weighted average shares outstanding	271.2	271.4	271.2	271.7
Dilutive effect of stock-based awards under compensation plans	1.1	0.9	1.0	0.9
Total	272.3	272.3	272.2	272.6

Earnings (loss) per share (1)
Basic	$0.95	$(0.15)	$3.09	$1.63
Diluted	$0.95	$(0.15)	$3.08	$1.63
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
The Company repurchased 550,000 and 890,000 shares of CNAF common stock at an aggregate cost of $24 million and $39 million during the nine months ended September 30, 2023 and 2022.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Fixed maturity securities	$491	$454	$1,443	$1,324
Equity securities	9	2	42	(7)
Limited partnership investments	28	(35)	108	(11)
Mortgage loans	15	13	43	40
Short term investments	23	4	51	6
Trading portfolio	1	1	4	2
Other	6	1	20	1
Gross investment income	573	440	1,711	1,355
Investment expense	(20)	(18)	(58)	(53)
Net investment income	$553	$422	$1,653	$1,302
Net investment income (loss) recognized due to the change in fair value of common stock held as of September 30, 2023 and 2022	$(3)	$(18)	$2	$(38)
Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$12	$23	$55	$94
Gross losses	(49)	(134)	(141)	(222)
Net investment gains (losses) on fixed maturity securities	(37)	(111)	(86)	(128)
Equity securities	2	(2)	(9)	(111)
Derivatives	—	24	—	79
Mortgage loans	(5)	(8)	(11)	(8)
Short term investments and other	2	1	1	2
Net investment gains (losses)	$(38)	$(96)	$(105)	$(166)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of September 30, 2023 and 2022	$2	$(2)	$2	$(109)
Net investment gains (losses) for the three months ended September 30, 2022 in the table above included a $35 million net loss related to the novation of a coinsurance agreement on the Company’s legacy annuity business, which was transacted on a funds withheld basis and gave rise to an embedded derivative. The net loss of $35 million was comprised of a $59 million loss on the fixed maturity securities supporting the funds withheld liability to recognize unrealized losses which had been included in AOCI since the inception of the coinsurance agreement, partially offset by a $24 million gain on the associated embedded derivative. Taken together, this net loss was the final recognition of changes in the valuation of the funds held assets and offsets previously recognized net investment gains on the associated embedded derivative. The coinsurance agreement was novated in the fourth quarter of 2022.

The components of available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$24	$25	$53
Asset-backed	4	1	12	2
Impairment losses (gains) recognized in earnings	$12	$25	$37	$55
The Company also recognized $5 million and $11 million of losses on mortgage loans during the three and nine months ended September 30, 2023 due to changes in expected credit losses. There were $8 million of losses recognized on mortgage loans during the three and nine months ended September 30, 2022.

The following tables present a summary of fixed maturity securities.

September 30, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$24,757	$196	$2,437	$5	$22,511
States, municipalities and political subdivisions	8,003	183	1,152	—	7,034
Asset-backed:
Residential mortgage-backed	3,425	4	599	—	2,830
Commercial mortgage-backed	1,833	4	276	7	1,554
Other asset-backed	3,483	7	366	6	3,118
Total asset-backed	8,741	15	1,241	13	7,502
U.S. Treasury and obligations of government-sponsored enterprises	150	1	2	—	149
Foreign government	713	1	56	—	658
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	42,364	396	4,888	18	37,854
Total fixed maturity securities trading	2	—	—	—	2
Total fixed maturity securities	$42,366	$396	$4,888	$18	$37,856

December 31, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$23,137	$301	$2,009	$—	$21,429
States, municipalities and political subdivisions	8,918	338	939	—	8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447	—	2,631
Commercial mortgage-backed	1,886	4	255	—	1,635
Other asset-backed	3,287	2	361	1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government-sponsored enterprises	111	1	2	—	110
Foreign government	617	1	43	—	575
Redeemable preferred stock	3	—	—	—	3
Total fixed maturity securities available-for-sale	41,032	652	4,056	1	37,627
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$41,032	$652	$4,056	$1	$37,627

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$6,374	$378	$12,794	$2,059	$19,168	$2,437
States, municipalities and political subdivisions	1,593	138	2,902	1,014	4,495	1,152
Asset-backed:
Residential mortgage-backed	680	30	2,094	569	2,774	599
Commercial mortgage-backed	273	9	1,161	267	1,434	276
Other asset-backed	609	40	1,873	326	2,482	366
Total asset-backed	1,562	79	5,128	1,162	6,690	1,241
U.S. Treasury and obligations of government-sponsored enterprises	106	1	21	1	127	2
Foreign government	201	9	436	47	637	56
Total	$9,836	$605	$21,281	$4,283	$31,117	$4,888

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,620	$466	$2,355	$337
AAA	1,893	382	1,559	298
AA	4,458	1,037	4,327	817
A	7,240	913	6,615	749
BBB	13,704	1,881	13,226	1,621
Non-investment grade	1,202	209	1,429	234
Total	$31,117	$4,888	$29,511	$4,056
Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2023 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the continued volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of September 30, 2023.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $430 million, $394 million, and $401 million as of September 30, 2023, December 31, 2022, and September 30, 2022 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2023	$13	$9	$22
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	5	—	5
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	15	—	15

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	4	4
Balance as of September 30, 2023	$5	$13	$18

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2022	$—	$5	$5
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	(2)	(2)
Balance as of September 30, 2022	$—	$3	$3

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	6	7	13
Available-for-sale securities accounted for as PCD assets	22	—	22

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3	—	3
Write-offs charged against the allowance	15	—	15

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	5	6
Balance as of September 30, 2023	$5	$13	$18

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	3	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	12	—	12

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(7)	(6)
Balance as of September 30, 2022	$—	$3	$3

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2023		December 31, 2022
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,137	$1,096	$1,012	$1,001
Due after one year through five years	11,320	10,651	9,880	9,399
Due after five years through ten years	13,044	11,610	13,788	12,453
Due after ten years	16,863	14,497	16,352	14,774
Total	$42,364	$37,854	$41,032	$37,627
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of September 30, 2023, the Company had commitments to purchase or fund approximately $1,555 million and sell approximately $65 million under the terms of these investments.
Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

September 30, 2023	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2023	2022	2021	2020	2019	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$9	$8	$97	$61	$242	$417
LTV 55% to 65%	—	—	5	—	8	—	13
LTV greater than 65%	—	31	11	—	—	—	42
DSCR 1.2x - 1.6x
LTV less than 55%	28	5	—	14	29	28	104
LTV 55% to 65%	15	36	36	24	—	32	143
LTV greater than 65%	—	65	—	—	—	—	65
DSCR ≤1.2
LTV less than 55%	22	34	—	—	—	—	56
LTV 55% to 65%	10	41	—	—	43	—	94
LTV greater than 65%	—	27	21	—	41	7	96
Total	$75	$248	$81	$135	$182	$309	$1,030
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of September 30, 2023, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

September 30, 2023				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$159	$22,216	$945	$23,320
States, municipalities and political subdivisions	—	6,993	41	7,034
Asset-backed	—	6,605	897	7,502
Total fixed maturity securities	159	35,814	1,883	37,856
Equity securities:
Common stock	190	—	23	213
Non-redeemable preferred stock	52	427	—	479
Total equity securities	242	427	23	692
Short term and other	1,756	35	—	1,791
Total assets	$2,157	$36,276	$1,906	$40,339
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

December 31, 2022				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions	—	8,274	43	8,317
Asset-backed	—	6,405	788	7,193
Total fixed maturity securities	120	35,866	1,641	37,627
Equity securities:
Common stock	150	—	35	185
Non-redeemable preferred stock	54	435	—	489
Total equity securities	204	435	35	674
Short term and other	1,608	71	—	1,679
Total assets	$1,932	$36,372	$1,676	$39,980
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2023	$971	$43	$883	$26	$1,923
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(4)	—	(4)
Reported in Net investment income	—	—	5	(1)	4
Reported in Other comprehensive income (loss)	(36)	(2)	(28)	—	(66)
Total realized and unrealized investment gains (losses)	(36)	(2)	(27)	(1)	(66)
Purchases	29	—	61	—	90
Sales	—	—	—	(2)	(2)
Settlements	(19)	—	(13)	—	(32)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(7)	—	(7)
Balance as of September 30, 2023	$945	$41	$897	$23	$1,906
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2023 recognized in Other comprehensive income (loss) in the period	(36)	(2)	(28)	—	(66)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2022	$846	$46	$641	$47	$1,580
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	2	(3)	(1)
Reported in Net investment income	1	—	5	(4)	2
Reported in Other comprehensive income (loss)	(50)	(4)	(38)	—	(92)
Total realized and unrealized investment gains (losses)	(49)	(4)	(31)	(7)	(91)
Purchases	9	—	116	—	125
Sales	—	—	—	—	—
Settlements	(4)	—	(14)	—	(18)
Transfers into Level 3	—	—	47	—	47
Transfers out of Level 3	—	—	(43)	(10)	(53)
Balance as of September 30, 2022	$802	$42	$716	$30	$1,590
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2022 recognized in Other comprehensive income (loss) in the period	(51)	(4)	(38)	—	(93)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2023	$810	$43	$788	$35	$1,676
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(5)	—	(5)
Reported in Net investment income	—	—	15	(8)	7
Reported in Other comprehensive income (loss)	(27)	(2)	(28)	—	(57)
Total realized and unrealized investment gains (losses)	(27)	(2)	(18)	(8)	(55)
Purchases	178	—	203	—	381
Sales	—	—	—	(4)	(4)
Settlements	(27)	—	(39)	—	(66)
Transfers into Level 3	11	—	23	—	34
Transfers out of Level 3	—	—	(60)	—	(60)
Balance as of September 30, 2023	$945	$41	$897	$23	$1,906
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(8)	$(8)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2023 recognized in Other comprehensive income (loss) in the period	(27)	(2)	(28)	—	(57)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2022	$937	$56	$556	$29	$1,578
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(2)	—	7	(6)	(1)
Reported in Net investment income	1	—	11	(1)	11
Reported in Other comprehensive income (loss)	(203)	(14)	(122)	—	(339)
Total realized and unrealized investment gains (losses)	(204)	(14)	(104)	(7)	(329)
Purchases	127	—	348	12	487
Sales	(5)	—	(2)	(3)	(10)
Settlements	(63)	—	(54)	9	(108)
Transfers into Level 3	10	—	66	—	76
Transfers out of Level 3	—	—	(94)	(10)	(104)
Balance as of September 30, 2022	$802	$42	$716	$30	$1,590
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(8)	$(8)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2022 recognized in Other comprehensive income (loss) in the period	(203)	(14)	(121)	—	(338)
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
As of September 30, 2023 and December 31, 2022, there were $63 million and $72 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

September 30, 2023	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,359	Discounted cash flow	Credit spread	1% - 7% (2%)

December 31, 2022	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1% - 8% (2%)
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

September 30, 2023	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$995	$—	$—	$929	$929
Liabilities
Short term debt	$793	$—	$786	$—	$786
Long term debt	2,480	—	2,265	—	2,265

December 31, 2022	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,040	$—	$—	$973	$973
Liabilities
Short term debt	$243	$—	$248	$—	$248
Long term debt	2,538	—	2,349	—	2,349
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $94 million and $214 million for the three and nine months ended September 30, 2023, primarily related to severe weather related events. The Company reported catastrophe losses, net of reinsurance, of $114 million and $171 million for the three and nine months ended September 30, 2022 primarily related to severe weather events, including $87 million for Hurricane Ian.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

For the nine months ended September 30
(In millions)	2023	2022 (1)
Reserves, beginning of year:
Gross	$22,120	$21,269
Ceded	5,191	4,969
Net reserves, beginning of year	16,929	16,300
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,221	3,830
Increase (decrease) in provision for insured events of prior years	43	(4)
Amortization of discount	33	33
Total net incurred (2)	4,297	3,859
Net payments attributable to:
Current year events	(588)	(482)
Prior year events	(2,953)	(2,700)
Total net payments	(3,541)	(3,182)
Foreign currency translation adjustment and other	(30)	(383)
Net reserves, end of period	17,655	16,594
Ceded reserves, end of period	5,181	5,147
Gross reserves, end of period	$22,836	$21,741
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Pretax (favorable) unfavorable development:
Specialty	$(5)	$(15)	$(9)	$(35)
Commercial	(2)	(2)	(17)	(26)
International	—	—	15	(5)
Corporate & Other	20	—	55	64
Total pretax (favorable) unfavorable development	$13	$(17)	$44	$(2)
Unfavorable development of $20 million and $55 million was recorded within the Corporate & Other segment for the three and nine months ended September 30, 2023, primarily driven by higher than expected frequency and severity in legacy mass tort abuse claims in older accident years. Unfavorable development of $64 million was recorded within the Corporate & Other segment for the nine months ended September 30, 2022 largely associated with legacy mass tort abuse claims, including the Diocese of Rochester proposed settlement.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$8	$9	$17
Other Professional Liability and Management Liability	17	9	16	22
Surety	(21)	(20)	(28)	(48)
Warranty	(2)	(13)	(11)	(22)
Other	1	1	5	(4)
Total pretax (favorable) unfavorable development	$(5)	$(15)	$(9)	$(35)
Three Months
2023
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in the Company’s cyber and professional errors and omissions (E&O) businesses in multiple accident years.
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.
2022
Favorable development in surety was primarily due to lower than expected loss emergence in multiple accident years and lack of systemic activity in recent accident years.
Favorable development in warranty was due to lower than expected loss emergence in a recent accident year.
Nine Months
2023
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in the Company’s cyber and professional E&O businesses in multiple accident years.
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.
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
Favorable development in warranty was due to lower than expected loss emergence in a recent accident year.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$—	$11	$21
General Liability	—	—	70	41
Workers' Compensation	(2)	(2)	(100)	(86)
Property and Other	—	—	2	(2)
Total pretax (favorable) unfavorable development	$(2)	$(2)	$(17)	$(26)
Nine Months
2023
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company’s construction business in a recent accident year.
Unfavorable development in general liability was due to higher than expected claim severity in the Company’s construction and middle market businesses across multiple accident years.
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
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Pretax (favorable) unfavorable development:
Commercial	$—	$—	$(5)	$(4)
Specialty	—	—	22	(1)
Other	—	—	(2)	—
Total pretax (favorable) unfavorable development	$—	$—	$15	$(5)
Nine Months
2023
Unfavorable development in Specialty was due to higher than expected large loss emergence in the Company’s professional liability business in accident year 2017.

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $15 million and $17 million for the three months ended September 30, 2023 and 2022 and $38 million and $40 million for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, the cumulative amounts ceded under the LPT were $3.5 billion. The unrecognized deferred retroactive reinsurance benefit was $388 million and $425 million as of September 30, 2023 and December 31, 2022 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.3 billion as of September 30, 2023. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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
The cash flow assumption updates for the third quarter of 2023 resulted in an $8 million pretax increase in the LFPB. Persistency updates were unfavorable due to revisions to lapse rates. Morbidity updates were favorable driven by claim severity assumption updates, and there was a favorable impact from outperformance on premium rate assumptions. Adjusted to reflect the application of the LDTI accounting standard, the cash flow assumption updates for the third quarter of 2022 resulted in a $186 million pretax increase to the LFPB, primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions.
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
The following table summarizes balances and changes in the LFPB.

(In millions)	2023	2022
Present value of future net premiums
Balance, January 1	$3,993	$4,735
Effect of changes in discount rate	(74)	(880)
Balance, January 1, at original locked in discount rate	3,919	3,855
Effect of changes in cash flow assumptions (1)	28	352
Effect of actual variances from expected experience (1)	(112)	(40)
Adjusted balance, January 1	3,835	4,167
Interest accrual	153	161
Net premiums: earned during period	(332)	(341)
Balance, end of period at original locked in discount rate	3,656	3,987
Effect of changes in discount rate	(67)	40
Balance, September 30	$3,589	$4,027

Present value of future benefits & expenses
Balance, January 1	$17,472	$22,745
Effect of changes in discount rate	(125)	(5,942)
Balance, January 1, at original locked in discount rate	17,347	16,803
Effect of changes in cash flow assumptions (1)	36	538
Effect of actual variances from expected experience (1)	(45)	(21)
Adjusted balance, January 1	17,338	17,320
Interest accrual	723	730
Benefit & expense payments	(945)	(708)
Balance, end of period at original locked in discount rate	17,116	17,342
Effect of changes in discount rate	(873)	(134)
Balance, September 30	$16,243	$17,208

Net LFPB, September 30	$12,654	$13,181
(1) As of September 30, 2023 and 2022, the re-measurement gain (loss) of $(75) million and $(205) million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the Company’s long term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Earned premiums	$112	$118	$340	$356
Interest expense	191	192	570	569
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of September 30
(In millions)	2023	2022
Expected future benefit and expense payments	$33,217	$34,496
Expected future gross premiums	5,557	6,034
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,711 million and $4,102 million as of September 30, 2023 and 2022.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 12 years as of September 30, 2023 and 2022.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of September 30		As of December 31
	2023	2022	2022
Original locked in discount rate	5.24%	5.28%	5.27%
Upper-medium grade fixed income instrument discount rate	5.78	5.39	5.23
For the three and nine months ended September 30, 2023, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% for certain cohorts were $109 million and $152 million. For each of the three and nine months ended September 30, 2022, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% for certain cohorts were $154 million.
For the three and nine months ended September 30, 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $26 million and $37 million. For the three and nine months ended September 30, 2022, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was less than $1 million and $1 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2023, the potential amount of future payments the Company could be required to pay under these guarantees was $1.5 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$25	$17	$74	$50
Expected return on plan assets	(29)	(38)	(89)	(114)
Amortization of net actuarial loss	7	8	24	23
Total net periodic pension cost (benefit)	$3	$(13)	$9	$(41)
The following table indicates the line items in which the non-service cost (benefit) is presented on the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$1	$(3)	$2	$(11)
Other operating expenses	2	(10)	7	(30)
Total net periodic pension cost (benefit)	$3	$(13)	$9	$(41)

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2023	$(16)	$(2,481)	$(577)	$(181)	$(170)	$(3,425)
Other comprehensive income (loss) before reclassifications	(9)	(1,105)	—	818	(55)	(351)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $6, $1, $—, $— and $9	(8)	(21)	(6)	—	—	(35)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $289, $(1), $(217), $— and $72	(1)	(1,084)	6	818	(55)	(316)
Balance as of September 30, 2023	$(17)	$(3,565)	$(571)	$637	$(225)	$(3,741)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2022, as previously reported	$(8)	$(1,918)	$(592)	$—	$(195)	$(2,713)
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $(108), $—, $228, $— and $120	—	408	—	(858)	—	(450)
Balance as of July 1, 2022, as adjusted	(8)	(1,510)	(592)	(858)	(195)	(3,163)
Other comprehensive income (loss) before reclassifications	—	(1,837)	—	994	(103)	(946)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $11, $2, $—, $— and $13	2	(102)	(6)	—	—	(106)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $476,$(2), $(265), $— and $210	(2)	(1,735)	6	994	(103)	(840)
Balance as of September 30, 2022	$(10)	$(3,245)	$(586)	$136	$(298)	$(4,003)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2023, as previously reported	$(7)	$(2,738)	$(591)	$—	$(221)	$(3,557)
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $—, $—, $11, $— and $11	—	—	—	(41)	—	(41)
Balance as of January 1, 2023, as adjusted	(7)	(2,738)	(591)	(41)	(221)	(3,598)
Other comprehensive income (loss) before reclassifications	(25)	(880)	—	678	(4)	(231)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $4, $14, $5, $—, $— and $23	(15)	(53)	(20)	—	—	(88)
Other comprehensive income (loss) net of tax (expense) benefit of $3, $221, $(5), $(180), $— and $39	(10)	(827)	20	678	(4)	(143)
Balance as of September 30, 2023	$(17)	$(3,565)	$(571)	$637	$(225)	$(3,741)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2022, as previously reported	$(2)	$1,039	$(604)	$—	$(113)	$320
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $(617), $—, $1,063, $— and $446	—	2,320	—	(4,000)	—	(1,680)
Balance as of January 1, 2022, as adjusted	(2)	3,359	(604)	(4,000)	(113)	(1,360)
Other comprehensive income (loss) before reclassifications	(5)	(6,721)	—	4,136	(185)	(2,775)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $15, $5, $—, $— and $19	3	(117)	(18)	—	—	(132)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $1,764, $(5), $(1,100), $— and $661	(8)	(6,604)	18	4,136	(185)	(2,643)
Balance as of September 30, 2022	$(10)	$(3,245)	$(586)	$136	$(298)	$(4,003)
(1) See Note A to the Condensed Consolidated Financial Statements for additional information.

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$829	$1,170	$296	$112	$—	$(1)	$2,406
Net investment income	136	156	26	216	19	—	553
Non-insurance warranty revenue	407	—	—	—	—	—	407
Other revenues	—	9	(1)	—	2	(2)	8
Total operating revenues	1,372	1,335	321	328	21	(3)	3,374
Claims, benefits and expenses
Net incurred claims and benefits	480	807	178	343	10	—	1,818
Policyholders’ dividends	2	6	—	—	—	—	8
Amortization of deferred acquisition costs	175	188	63	—	—	—	426
Non-insurance warranty expense	386	—	—	—	—	—	386
Other insurance related expenses	89	156	20	29	1	(1)	294
Other expenses	13	11	6	(1)	51	(2)	78
Total claims, benefits and expenses	1,145	1,168	267	371	62	(3)	3,010
Core income (loss) before income tax	227	167	54	(43)	(41)	—	364
Income tax (expense) benefit on core income (loss)	(49)	(34)	(14)	14	8	—	(75)
Core income (loss)	$178	$133	$40	$(29)	$(33)	$—	289
Net investment gains (losses)							(38)
Income tax (expense) benefit on net investment gains (losses)							7
Net investment gains (losses), after tax							(31)
Net income (loss)							$258

Three months ended September 30, 2022	Specialty	Commercial	International	Life & Group (1)	Corporate & Other
(In millions)						Eliminations	Total (1)
Operating revenues
Net earned premiums	$810	$1,023	$270	$118	$—	$—	$2,221
Net investment income	102	112	16	187	5	—	422
Non-insurance warranty revenue	399	—	—	—	—	—	399
Other revenues	(1)	13	—	—	1	(2)	11
Total operating revenues	1,310	1,148	286	305	6	(2)	3,053
Claims, benefits and expenses
Net incurred claims and benefits	459	733	169	525	(13)	—	1,873
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	169	163	51	—	—	—	383
Non-insurance warranty expense	371	—	—	—	—	—	371
Other insurance related expenses	88	145	35	29	1	(1)	297
Other expenses	15	3	11	2	47	(1)	77
Total claims, benefits and expenses	1,104	1,049	266	556	35	(2)	3,008
Core income (loss) before income tax	206	99	20	(251)	(29)	—	45
Income tax (expense) benefit on core income (loss)	(45)	(19)	(1)	59	4	—	(2)
Core income (loss)	$161	$80	$19	$(192)	$(25)	$—	43
Net investment gains (losses)							(96)
Income tax (expense) benefit on net investment gains (losses)							11
Net investment gains (losses), after tax							(85)
Net income (loss)							$(42)
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.

Nine months ended September 30, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,438	$3,336	$888	$340	$—	$(1)	$7,001
Net investment income	407	470	74	659	43	—	1,653
Non-insurance warranty revenue	1,221	—	—	—	—	—	1,221
Other revenues	—	22	—	—	7	(7)	22
Total operating revenues	4,066	3,828	962	999	50	(8)	9,897
Claims, benefits and expenses
Net incurred claims and benefits	1,419	2,235	552	998	32	—	5,236
Policyholders’ dividends	5	17	—	—	—	—	22
Amortization of deferred acquisition costs	508	532	168	—	—	—	1,208
Non-insurance warranty expense	1,154	—	—	—	—	—	1,154
Other insurance related expenses	269	456	102	89	2	(1)	917
Other expenses	39	27	2	—	136	(7)	197
Total claims, benefits and expenses	3,394	3,267	824	1,087	170	(8)	8,734
Core income (loss) before income tax	672	561	138	(88)	(120)	—	1,163
Income tax (expense) benefit on core income (loss)	(146)	(118)	(36)	36	23	—	(241)
Core income (loss)	$526	$443	$102	$(52)	$(97)	$—	922
Net investment gains (losses)							(105)
Income tax (expense) benefit on net investment gains (losses)							21
Net investment gains (losses), after tax							(84)
Net income (loss)							$838

September 30, 2023
(In millions)
Reinsurance receivables	$1,384	$1,217	$455	$97	$2,316	$—	$5,469
Insurance receivables	1,010	1,880	346	4	—	—	3,240
Deferred acquisition costs	398	358	124	—	—	—	880
Goodwill	117	—	28	—	—	—	145
Deferred non-insurance warranty acquisition expense	3,688	—	—	—	—	—	3,688
Insurance reserves
Claim and claim adjustment expenses	7,090	9,902	2,572	649	2,623	—	22,836
Unearned premiums	3,202	2,764	717	106	—	—	6,789
Future policy benefits	—	—	—	12,654	—	—	12,654
Deferred non-insurance warranty revenue	4,736	—	—	—	—	—	4,736

Nine months ended September 30, 2022	Specialty	Commercial	International	Life & Group (1)	Corporate & Other
(In millions)						Eliminations	Total (1)
Operating revenues
Net earned premiums	$2,376	$2,901	$803	$356	$(1)	$—	$6,435
Net investment income	305	343	44	600	10	—	1,302
Non-insurance warranty revenue	1,173	—	—	—	—	—	1,173
Other revenues	—	25	—	—	4	(5)	24
Total operating revenues	3,854	3,269	847	956	13	(5)	8,934
Claims, benefits and expenses
Net incurred claims and benefits	1,360	1,916	487	1,140	36	—	4,939
Policyholders’ dividends	5	15	—	—	—	—	20
Amortization of deferred acquisition costs	488	467	146	—	—	—	1,101
Non-insurance warranty expense	1,092	—	—	—	—	—	1,092
Other insurance related expenses	250	409	112	89	4	(1)	863
Other expenses	40	21	25	7	133	(4)	222
Total claims, benefits and expenses	3,235	2,828	770	1,236	173	(5)	8,237
Core income (loss) before income tax	619	441	77	(280)	(160)	—	697
Income tax (expense) benefit on core income (loss)	(134)	(91)	(14)	84	29	—	(126)
Core income (loss)	$485	$350	$63	$(196)	$(131)	$—	571
Net investment gains (losses)							(166)
Income tax (expense) benefit on net investment gains (losses)							38
Net investment gains (losses), after tax							(128)
Net income (loss)							$443

December 31, 2022
(In millions)
Reinsurance receivables	$1,384	$1,062	$414	$101	$2,477	$—	$5,438
Insurance receivables	1,082	1,728	369	8	—	—	3,187
Deferred acquisition costs	381	321	104	—	—	—	806
Goodwill	117	—	27	—	—	—	144
Deferred non-insurance warranty acquisition expense	3,671	—	—	—	—	—	3,671
Insurance reserves
Claim and claim adjustment expenses	6,878	9,395	2,403	695	2,749	—	22,120
Unearned premiums	3,193	2,425	653	103	—	—	6,374
Future policy benefits	—	—	—	13,480	—	—	13,480
Deferred non-insurance warranty revenue	4,714	—	—	—	—	—	4,714
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.

The following table presents operating revenues by line of business for each reportable segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Specialty
Management & Professional Liability	$723	$688	$2,146	$2,041
Surety	189	171	540	481
Warranty & Alternative Risks	460	451	1,380	1,332
Specialty revenues	1,372	1,310	4,066	3,854
Commercial
Middle Market	437	397	1,254	1,133
Construction	444	372	1,249	1,046
Small Business	160	149	470	430
Other Commercial	294	230	855	660
Commercial revenues	1,335	1,148	3,828	3,269
International
Canada	98	93	287	272
Europe	139	112	401	350
Hardy	84	81	274	225
International revenues	321	286	962	847
Life & Group revenues	328	305	999	956
Corporate & Other revenues	21	6	50	13
Eliminations	(3)	(2)	(8)	(5)
Total operating revenues	3,374	3,053	9,897	8,934
Net investment gains (losses)	(38)	(96)	(105)	(166)
Total revenues	$3,336	$2,957	$9,792	$8,768

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had balances of $4.7 billion reported in Deferred non-insurance warranty revenue as of September 30, 2023 and December 31, 2022. For the three and nine months ended September 30, 2023, the Company recognized $0.2 billion and $0.9 billion of revenues that were included in the deferred revenue balance as of January 1, 2023. For the three and nine months ended September 30, 2022, the Company recognized $0.3 billion and $1.0 billion of revenues that were included in the deferred revenue balance as of January 1, 2022. For the three and nine months ended September 30, 2023, non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize $0.4 billion of the deferred revenue in the remainder of 2023, $1.3 billion in 2024, $1.0 billion in 2025 and $2.0 billion thereafter.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Conditions and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022.
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

Nine months ended September 30	Three Months		Nine Months
(In millions)	2023	2022 (1)	2023	2022 (1)
Operating Revenues
Net earned premiums	$2,406	$2,221	$7,001	$6,435
Net investment income	553	422	1,653	1,302
Non-insurance warranty revenue	407	399	1,221	1,173
Other revenues	8	11	22	24
Total operating revenues	3,374	3,053	9,897	8,934
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement gain (loss) of $(41), $(211), $(75), and $(205))	1,818	1,873	5,236	4,939
Policyholders' dividends	8	7	22	20
Amortization of deferred acquisition costs	426	383	1,208	1,101
Non-insurance warranty expense	386	371	1,154	1,092
Other insurance related expenses	294	297	917	863
Other expenses	78	77	197	222
Total claims, benefits and expenses	3,010	3,008	8,734	8,237
Core income before income tax	364	45	1,163	697
Income tax expense on core income	(75)	(2)	(241)	(126)
Core income	289	43	922	571
Net investment losses	(38)	(96)	(105)	(166)
Income tax benefit on net investment losses	7	11	21	38
Net investment losses, after tax	(31)	(85)	(84)	(128)
Net income (loss)	$258	$(42)	$838	$443
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Condensed Consolidated Financial Statements for additional information.
Three Month Comparison
Core income increased $246 million for the three months ended September 30, 2023 as compared with the same period in 2022. Core income for our Property & Casualty Operations increased $91 million primarily due to higher net investment income, improved underlying underwriting results, and lower catastrophe losses partially offset by lower favorable net prior year loss reserve development. Core loss for our Life & Group segment improved $163 million, while core loss for our Corporate & Other segment increased $8 million.
Catastrophe losses were $94 million for the three months ended September 30, 2023, primarily related to severe weather related events. Catastrophe losses were $114 million for the three months ended September 30, 2022, primarily related to severe weather related events, including $87 million for Hurricane Ian. Unfavorable net prior year loss reserve development of $13 million was recorded for the three months ended September 30, 2023 as compared with favorable net prior year loss reserve development of $17 million recorded for the three months ended September 30, 2022 related to our Specialty, Commercial and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Core income increased $351 million for the nine months ended September 30, 2023 as compared with the same period in 2022. Core income for our Property & Casualty Operations increased $173 million primarily due to higher net investment income and improved underlying underwriting results partially offset by lower favorable net prior year loss reserve development and higher catastrophe losses. Core loss for our Life & Group segment improved $144 million, while core loss for our Corporate & Other segment improved $34 million.
Catastrophe losses were $214 million for the nine months ended September 30, 2023, primarily related to severe weather related events. Catastrophe losses were $171 million for the nine months ended September 30, 2022, primarily related to severe weather related events, including $87 million for Hurricane Ian. Unfavorable net prior year loss reserve development of $44 million was recorded for the nine months ended September 30, 2023 as compared with favorable net prior year loss development of $2 million for the nine months ended September 30, 2022 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Results for the three and nine months ended September 30, 2023 were impacted by unfavorable net pension costs related to our legacy United States of America (U.S.) pension plan primarily due to higher interest cost on projected benefit obligations as a result of an increase in discount rates year over year, as well as a lower expected return on plan assets as a result of a lower plan asset base given actual asset returns in 2022. A portion of this additional cost has resulted in an unfavorable impact on our expense ratio for the three and nine months ended September 30, 2023. The components of our net periodic pension cost (benefit) are presented in Note H to the Condensed Consolidated Financial Statements included under Part I, Item I.

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

Specialty
The following table details the results of operations for Specialty.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022	2023	2022
Gross written premiums	$1,775	$1,890	$5,324	$5,640
Gross written premiums excluding third-party captives	949	958	2,796	2,816
Net written premiums	825	840	2,438	2,443
Net earned premiums	829	810	2,438	2,376
Underwriting gain	83	92	237	273
Net investment income	136	102	407	305
Core income	178	161	526	485

Other performance metrics:
Loss ratio excluding catastrophes and development	58.6%	58.4%	58.5%	58.6%
Effect of catastrophe impacts	—	0.2	—	0.1
Effect of development-related items	(0.6)	(1.9)	(0.3)	(1.4)
Loss ratio	58.0	56.7	58.2	57.3
Expense ratio	31.8	31.7	31.9	31.0
Dividend ratio	0.3	0.3	0.2	0.2
Combined ratio	90.1%	88.7%	90.3%	88.5%
Combined ratio excluding catastrophes and development	90.7%	90.4%	90.6%	89.8%

Rate	1%	5%	1%	7%
Renewal premium change	2	6	2	8
Retention	87	88	88	86
New business	$121	$130	$349	$407
Three Month Comparison
Gross written premiums, excluding third-party captives, for Specialty decreased $9 million for the three months ended September 30, 2023 as compared with the same period in 2022 driven by lower new business and rate. Net written premiums for Specialty decreased $15 million for the three months ended September 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $17 million for the three months ended September 30, 2023 as compared with the same period in 2022 primarily due to higher net investment income partially offset by lower favorable net prior year loss reserve development.
The combined ratio of 90.1% increased 1.4 points for the three months ended September 30, 2023 as compared with the same period in 2022 largely due to a 1.3 point increase in the loss ratio. The increase in the loss ratio was primarily driven by lower favorable net prior year loss reserve development. There were no catastrophe losses for the three months ended September 30, 2023, as compared with $1 million, or 0.2 points of the loss ratio, for the three months ended September 30, 2022.
Favorable net prior year loss reserve development of $5 million and $15 million was recorded for the three months ended September 30, 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums, excluding third-party captives, for Specialty decreased $20 million for the nine months ended September 30, 2023 as compared with the same period in 2022 driven by lower new business and rate. Net written premiums for Specialty decreased $5 million for the nine months ended September 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $41 million for the nine months ended September 30, 2023 as compared with the same period in 2022 primarily due to higher net investment income partially offset by lower favorable net prior year loss reserve development and lower underlying underwriting results.
The combined ratio of 90.3% increased 1.8 points for the nine months ended September 30, 2023 as compared with the same period in 2022 due to a 0.9 point increase in the expense ratio and a 0.9 point increase in the loss ratio. The increase in the expense ratio was primarily driven by higher employee related costs. The increase in the loss ratio was primarily driven by lower favorable net prior year loss reserve development. There were no catastrophe losses for the nine months ended September 30, 2023, as compared with $2 million, or 0.1 points of the loss ratio, for the nine months ended September 30, 2022.
Favorable net prior year loss reserve development of $9 million and $35 million was recorded for the nine months ended September 30, 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	September 30, 2023	December 31, 2022
Gross case reserves	$1,513	$1,529
Gross IBNR reserves	5,577	5,349
Total gross carried claim and claim adjustment expense reserves	$7,090	$6,878
Net case reserves	$1,299	$1,310
Net IBNR reserves	4,471	4,253
Total net carried claim and claim adjustment expense reserves	$5,770	$5,563

Commercial
The following table details the results of operations for Commercial.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022	2023	2022
Gross written premiums	$1,343	$1,187	$4,504	$3,824
Gross written premiums excluding third-party captives	1,340	1,184	4,384	3,711
Net written premiums	1,071	962	3,588	3,097
Net earned premiums	1,170	1,023	3,336	2,901
Underwriting gain (loss)	13	(23)	96	94
Net investment income	156	112	470	343
Core income	133	80	443	350

Other performance metrics:
Loss ratio excluding catastrophes and development	61.5%	61.5%	61.5%	61.5%
Effect of catastrophe impacts	7.4	10.0	5.7	5.0
Effect of development-related items	—	—	(0.2)	(0.5)
Loss ratio	68.9	71.5	67.0	66.0
Expense ratio	29.5	29.9	29.6	30.1
Dividend ratio	0.5	0.5	0.5	0.5
Combined ratio	98.9%	101.9%	97.1%	96.6%
Combined ratio excluding catastrophes and development	91.5%	91.9%	91.6%	92.1%

Rate	8%	4%	8%	5%
Renewal premium change	9	7	10	8
Retention	83	86	85	86
New business	$292	$246	$945	$754
Three Month Comparison
Gross written premiums for Commercial increased $156 million for the three months ended September 30, 2023 as compared with the same period in 2022 driven by rate and higher new business. Net written premiums for Commercial increased $109 million for the three months ended September 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $53 million for the three months ended September 30, 2023 as compared with the same period in 2022 driven by higher net investment income, improved underlying underwriting results and lower catastrophe losses.
The combined ratio of 98.9% improved 3.0 points for the three months ended September 30, 2023 as compared with the same period in 2022 due to a 2.6 point improvement in the loss ratio and a 0.4 point improvement in the expense ratio. The improvement in the loss ratio was due to lower catastrophe losses. Catastrophe losses were $87 million, or 7.4 points of the loss ratio, for the three months ended September 30, 2023, as compared with $103 million, or 10.0 points of the loss ratio, for the three months ended September 30, 2022. The improvement in the expense ratio was driven by higher net earned premiums partially offset by higher employee related and acquisition costs.
Favorable net prior year loss reserve development of $2 million was recorded for each of the three months ended September 30, 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for Commercial increased $680 million for the nine months ended September 30, 2023 as compared with the same period in 2022 driven by rate and higher new business. Net written premiums for Commercial increased $491 million for the nine months ended September 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $93 million for the nine months ended September 30, 2023 as compared with the same period in 2022, driven by higher net investment income and improved underlying underwriting results partially offset by higher catastrophe losses and lower favorable net prior year loss reserve development.
The combined ratio of 97.1% increased 0.5 points for the nine months ended September 30, 2023 as compared with the same period in 2022 due to a 1.0 point increase in the loss ratio partially offset by a 0.5 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses and lower favorable net prior year loss reserve development. Catastrophe losses were $190 million, or 5.7 points of the loss ratio, for the nine months ended September 30, 2023, as compared with $148 million, or 5.0 points of the loss ratio, for the nine months ended September 30, 2022. The improvement in the expense ratio was driven by higher net earned premiums partially offset by higher employee related costs.
Favorable net prior year loss reserve development of $17 million and $26 million was recorded for the nine months ended September 30, 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	September 30, 2023	December 31, 2022
Gross case reserves	$3,271	$3,156
Gross IBNR reserves	6,631	6,239
Total gross carried claim and claim adjustment expense reserves	$9,902	$9,395
Net case reserves	$2,845	$2,809
Net IBNR reserves	5,965	5,621
Total net carried claim and claim adjustment expense reserves	$8,810	$8,430

International
The following table details the results of operations for International.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022	2023	2022
Gross written premiums	$306	$288	$1,125	$1,033
Net written premiums	282	258	912	839
Net earned premiums	296	270	888	803
Underwriting gain	35	15	66	58
Net investment income	26	16	74	44
Core income	40	19	102	63

Other performance metrics:
Loss ratio excluding catastrophes and development	57.9%	58.6%	57.8%	58.6%
Effect of catastrophe impacts	2.3	4.1	2.7	2.7
Effect of development-related items	—	—	1.7	(0.6)
Loss ratio	60.2	62.7	62.2	60.7
Expense ratio	28.1	31.7	30.3	32.1
Combined ratio	88.3%	94.4%	92.5%	92.8%
Combined ratio excluding catastrophes and development	86.0%	90.3%	88.1%	90.7%

Rate	2%	6%	4%	7%
Renewal premium change	7	15	7	11
Retention	84	83	83	79
New business	$62	$79	$239	$245
Three Month Comparison
Gross written premiums for International increased $18 million, or $12 million excluding the effect of foreign currency exchange rates, for the three months ended September 30, 2023 as compared with the same period in 2022 driven by favorable renewal premium change and retention. Net written premiums for International increased $24 million, or $17 million excluding the effect of foreign currency exchange rates, for the three months ended September 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $21 million for the three months ended September 30, 2023 as compared with the same period in 2022, driven by improved underlying underwriting results, higher net investment income and lower catastrophe losses.
The combined ratio of 88.3% improved 6.1 points for the three months ended September 30, 2023 as compared with the same period in 2022 due to a 3.6 point improvement in the expense ratio and a 2.5 point improvement in the loss ratio. The improvement in the expense ratio was driven by a 4.7 point favorable reinsurance acquisition related catch-up adjustment and higher net earned premiums partially offset by higher employee related costs. The improvement in the loss ratio was driven by lower catastrophe losses. Catastrophe losses were $7 million, or 2.3 points of the loss ratio, for the three months ended September 30, 2023, as compared with $10 million, or 4.1 points of the loss ratio, for the three months ended September 30, 2022.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for International increased $92 million for the nine months ended September 30, 2023 as compared with the same period in 2022. Excluding the effect of foreign currency exchange rates, gross written premiums increased $111 million driven by favorable renewal premium change and retention. Net written premiums for International increased $73 million for the nine months ended September 30, 2023 as compared with the same period in 2022. Excluding the effect of foreign currency exchange rates, net written premiums increased $83 million for the nine months ended September 30, 2023 as compared with the same period in 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $39 million for the nine months ended September 30, 2023 as compared with the same period in 2022 driven by higher net investment income, improved underlying underwriting results, and a favorable impact from changes in foreign currency exchange rates, partially offset by unfavorable net prior year loss reserve development.
The combined ratio of 92.5% improved 0.3 points for the nine months ended September 30, 2023 as compared with the same period in 2022 due to a 1.8 point improvement in the expense ratio partially offset by a 1.5 point increase in the loss ratio. The improvement in the expense ratio was driven by a 1.3 point favorable reinsurance acquisition related catch-up adjustment and higher net earned premiums partially offset by higher employee related costs. The increase in the loss ratio was driven by unfavorable net prior period loss reserve development of $15 million recorded for the nine months ended September 30, 2023 compared to favorable net prior year loss reserve development of $5 million recorded for the nine months ended September 30, 2022. Catastrophe losses were $24 million, or 2.7 points of the loss ratio, for the nine months ended September 30, 2023, as compared with $21 million, or 2.7 points of the loss ratio, for the nine months ended September 30, 2022.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	September 30, 2023	December 31, 2022
Gross case reserves	$822	$817
Gross IBNR reserves	1,750	1,586
Total gross carried claim and claim adjustment expense reserves	$2,572	$2,403
Net case reserves	$689	$686
Net IBNR reserves	1,469	1,317
Total net carried claim and claim adjustment expense reserves	$2,158	$2,003

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022 (1)	2023	2022 (1)
Net earned premiums	$112	$118	$340	$356
Claims, benefits and expenses	371	556	1,087	1,236
Net investment income	216	187	659	600
Core loss	(29)	(192)	(52)	(196)
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A and Note F to the Condensed Consolidated Financial Statements for additional information.
Three Month Comparison
Core loss decreased $163 million for the three months ended September 30, 2023 as compared with the same period in 2022. Both periods are inclusive of cash flow assumption updates as a result of the annual reserve review completed in the third quarter of each year. Results for the prior year quarter have been adjusted to reflect the application of the LDTI accounting standard and include an unfavorable impact from cash flow assumption updates in 2022.
The cash flow assumption updates for the three months ended September 30, 2023 resulted in an $8 million pretax increase in long term care reserves. Adjusted to reflect the application of the LDTI accounting standard, the cash flow assumption updates for the three months ended September 30, 2022 resulted in a $186 million pretax increase to long term care reserves, primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions.
The annual structured settlement review resulted in a pretax reduction in claim reserves of $6 million and $5 million for the three months ended September 30, 2023 and 2022.
Nine Month Comparison
Core loss decreased $144 million for the nine months ended September 30, 2023 as compared with the same period in 2022, primarily due to the annual reserve reviews performed in the third quarter of each year partially offset by long term care policy buyouts. Policy buyouts generally result in an unfavorable impact on core loss, as the cash payments are linked to higher statutory reserve levels. We expect to continue offering policy buyouts for the remainder of 2023 and into future years.
Future Policy Benefit Reserves
Annually in the third quarter, an actuarial analysis is performed on policyholder morbidity, persistency, premium rate increases and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the liability for future policyholder benefits (LFPB). See Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1 for further information on the reserving process.
The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our LFPB reserve assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional future premium rate increases. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of any net premium ratio impacts.

September 30, 2023
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
2.5% increase in morbidity	$275
5% increase in morbidity	600
Persistency:
5% decrease in active life mortality and lapse	$150
10% decrease in active life mortality and lapse	300
Premium Rate Actions:
25% decrease in anticipated future premium rate increases	$25
50% decrease in anticipated future premium rate increases	50
The following table summarizes policyholder reserves for Life & Group.

September 30, 2023
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$—	$12,654	$12,654
Structured settlement annuities and other	552	—	552
Total	552	12,654	13,206
Ceded reserves	97	—	97
Total gross reserves	$649	$12,654	$13,303

December 31, 2022
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care (1) (2)	$—	$13,480	$13,480
Structured settlement annuities and other	594	—	594
Total	594	13,480	14,074
Ceded reserves	101	—	101
Total gross reserves	$695	$13,480	$14,175
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A and Note F to the Condensed Consolidated Financial Statements for additional information.
(2) In conjunction with the adoption of LDTI, at January 1, 2023 we reclassified the long term care reserves for policyholders currently receiving benefits from Claim and claim adjustment expense to Future policy benefits. This change was applied retrospectively as of January 1, 2021.
As part of the annual reserve review, statutory long term care reserve adequacy is evaluated via premium deficiency testing, by comparing carried statutory reserves with our best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2023, statutory long term care margin increased to $1.3 billion, primarily driven by a more favorable interest rate environment resulting in a higher yielding investment portfolio.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Insurance claims and policyholders' benefits	$10	$(13)	$32	$36
Net investment income	19	5	43	10
Interest expense	35	28	93	84
Core loss	(33)	(25)	(97)	(131)
Three Month Comparison
Core loss increased $8 million for the three months ended September 30, 2023 as compared with the same period in 2022 driven by unfavorable net prior year loss reserve development partially offset by higher net investment income. Core loss for the three months ended September 30, 2023 includes a $16 million after-tax charge related to unfavorable prior year development largely associated with legacy mass tort claims compared with no charge for the three months ended September 30, 2022.
Nine Month Comparison
Core loss decreased $34 million for the nine months ended September 30, 2023 as compared with the same period in 2022 driven by higher net investment income and lower unfavorable net prior year loss reserve development largely associated with legacy mass tort claims. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	September 30, 2023	December 31, 2022
Gross case reserves	$1,366	$1,428
Gross IBNR reserves	1,257	1,321
Total gross carried claim and claim adjustment expense reserves	$2,623	$2,749
Net case reserves	$123	$137
Net IBNR reserves	241	202
Total net carried claim and claim adjustment expense reserves	$364	$339
Impact of Office Consolidation on Fourth Quarter 2023 Results
In the fourth quarter of 2023, we committed to consolidate some of our offices. As a result of the consolidation, we anticipate a charge of approximately $24 million pretax in the fourth quarter of 2023 in our Corporate & Other segment.

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Fixed income securities:
Taxable fixed income securities	$457	$410	$1,331	$1,163
Tax-exempt fixed income securities	43	55	138	194
Total fixed income securities	500	465	1,469	1,357
Limited partnership and common stock investments	28	(44)	124	(51)
Other, net of investment expense	25	1	60	(4)
Net investment income	$553	$422	$1,653	$1,302

Effective income yield for the fixed income securities portfolio	4.7%	4.4%	4.6%	4.3%
Limited partnership and common stock return	1.3%	(2.1)%	5.8%	(2.4)%
Net investment income increased $131 million and $351 million for the three and nine months ended September 30, 2023 as compared with the same periods in 2022 driven by higher limited partnership and common stock returns and higher income from fixed income securities and other.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Fixed maturity securities:
Corporate bonds and other	$(11)	$(41)	$(46)	$(68)
States, municipalities and political subdivisions	(4)	6	3	28
Asset-backed	(22)	(17)	(43)	(29)
Total fixed maturity securities	(37)	(52)	(86)	(69)
Non-redeemable preferred stock	2	(2)	(9)	(111)
Derivatives, short term and other	2	(34)	1	22
Mortgage loans	(5)	(8)	(11)	(8)
Net investment losses	(38)	(96)	(105)	(166)
Income tax benefit on net investment losses	7	11	21	38
Net investment losses, after tax	$(31)	$(85)	$(84)	$(128)
Pretax net investment losses decreased $58 million for the three months ended September 30, 2023 as compared with the same period in 2022 which reflects lower net losses on fixed maturity securities.
Pretax net investment losses decreased $61 million for the nine months ended September 30, 2023 as compared with the same period in 2022 driven by the favorable relative change in fair value of non-redeemable preferred stock.
Additionally, Derivatives, short term and other for the three months ended September 30, 2022 included a $35 million non-economic net loss related to the novation of a coinsurance agreement on our legacy annuity business in our Life & Group segment and the associated funds withheld embedded derivative. The coinsurance agreement was novated in the fourth quarter of 2022.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,672	$(464)	$2,419	$(336)
AAA	2,464	(340)	2,398	(208)
AA	5,916	(950)	6,342	(663)
A	9,372	(772)	9,043	(531)
BBB	15,632	(1,776)	15,651	(1,447)
Non-investment grade	1,800	(190)	1,774	(219)
Total	$37,856	$(4,492)	$37,627	$(3,404)
As of September 30, 2023 and December 31, 2022, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion and $0.3 billion of prefunded municipal bonds as of September 30, 2023 and December 31, 2022.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,620	$466
AAA	1,893	382
AA	4,458	1,037
A	7,240	913
BBB	13,704	1,881
Non-investment grade	1,202	209
Total	$31,117	$4,888
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$953	$45
Due after one year through five years	9,059	701
Due after five years through ten years	9,535	1,550
Due after ten years	11,570	2,592
Total	$31,117	$4,888

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

	September 30, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
Single asset, single borrower:
Office	$293	$(83)
Retail	269	(37)
Lodging	216	(23)
Industrial	91	(6)
Multifamily	58	(4)
Total single asset, single borrower	927	(153)
Conduits (multi property, multi borrower pools)	627	(119)
Total commercial mortgage-backed	$1,554	$(272)

	September 30, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
AAA	$504	$(39)
AA	578	(120)
A	198	(37)
BBB	222	(52)
Non-investment grade	52	(24)
Total commercial mortgage-backed	$1,554	$(272)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within our corporate and other bonds portfolio by property type and by ratings distribution.

	September 30, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
Retail	$462	$(53)
Office	237	(32)
Industrial	83	(8)
Other (1)	412	(41)
Total corporate and other bonds - REITs	$1,194	$(134)
(1) Other includes a diversified mix of property type strategies including self-storage, healthcare and apartments.

	September 30, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
AA	$10	$(1)
A	244	(18)
BBB	918	(112)
Non-investment grade	22	(3)
Total corporate and other bonds - REITs	$1,194	$(134)
Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (DSCR) and loan-to-value ratios (LTV). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of September 30, 2023 the allowance for expected credit losses on our mortgage portfolio was $35 million, or 3.4% of our amortized cost basis.
The following table presents the amortized cost basis of mortgage loans by property type.

	September 30, 2023
(In millions)	Amortized Cost	Percentage of Total
Mortgage loans:
Retail	$470	45%
Office	246	24%
Industrial	133	13%
Other	181	18%
Total mortgage loans	1,030	100%
Less: Allowance for expected credit losses	(35)
Total mortgage loans - net of allowance	$995

In addition to our mortgage loan portfolio, we invest in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities and are largely investment grade quality. As of September 30, 2023, these holdings had an estimated fair value of $437 million and net unrealized losses of $128 million.
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

	September 30, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$13,737	9.8	$14,511	9.9
Other investments	26,459	4.6	25,445	4.7
Total	$40,196	6.3	$39,956	6.6
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
For the nine months ended September 30, 2023, net cash provided by operating activities was $1,765 million as compared with $1,990 million for the same period in 2022. The decrease in cash provided by operating activities was driven by higher net claim payments, which includes long term care policy buyouts of $160 million, and lower distributions from limited partnerships partially offset by an increase in premiums collected.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2023, net cash used by investing activities was $1,537 million as compared with net cash used by investing activities of $1,072 million for the same period in 2022. Net cash used by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the nine months ended September 30, 2023, net cash used by financing activities was $218 million as compared with $924 million for the same period in 2022. Financing activities for the periods presented include:
•During the nine months ended September 30, 2023, we paid dividends of $673 million and repurchased 550,000 shares of our common stock at an aggregate cost of $24 million.
•In the second quarter of 2023, we issued $400 million of 5.50% senior notes due June 15, 2033, and in the third quarter of 2023, we issued an additional $100 million of 5.50% senior notes due June 15, 2033.
•During the nine months ended September 30, 2022, we paid dividends of $874 million and repurchased 890,000 shares of our common stock at an aggregate cost of $39 million.

Common Stock Dividends
Cash dividends of $2.46 per share on our common stock, including a special cash dividend of $1.20 per share, were declared and paid during the nine months ended September 30, 2023. On October 27, 2023, our Board of Directors declared a quarterly cash dividend of $0.42 per share, payable November 30, 2023 to stockholders of record on November 13, 2023. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2023, CCC was in a positive earned surplus position. CCC paid dividends of $770 million and $845 million during the nine months ended September 30, 2023 and 2022. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

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
Prior period amounts in the condensed consolidated financial statements have been adjusted to reflect application of ASU 2018-12. Core income for the third quarter of 2022 decreased $170 million from what was previously reported under legacy accounting guidance, primarily related to our third quarter 2022 annual review of cash flow reserving assumptions. Under legacy accounting guidance, the third quarter 2022 gross premium valuation assessment indicated a pretax margin of $125 million and no unlocking event occurred. Under the new guidance, favorable changes to the upper-medium grade fixed income instrument discount rate were recorded through Accumulated other comprehensive income quarterly, while the net unfavorable impact of increased cost of care inflation offset by favorable premium rate action assumptions was recorded in income. Excluding the third quarter of 2022, Core income did not change materially from what was reported prior to adoption of ASU 2018-12.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended September 30, 2023. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2023, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2023.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: October 30, 2023	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1