Form 10-K
period 2023-12-31
CNA FINANCIAL CORP
filed 2024-02-06
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 2, 2024, 270,896,945 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1,013 million based on the closing price of $38.62 per share of the common stock on the New York Stock Exchange on June 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2024 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy), and CNA Insurance Company (Europe) S.A. Loews Corporation (Loews) owned approximately 92% of our outstanding common stock as of December 31, 2023.
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
Although the U.S. federal government does not currently directly regulate the business of insurance, federal legislative and regulatory initiatives can affect the insurance industry. These initiatives and legislation include proposals relating to terrorism and natural catastrophe exposures, federal financial services reforms and certain tax reforms.
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
Regulation Outlook
The IAIS has adopted a Common Framework (ComFrame) for the supervision of Internationally Active Insurance Groups (IAIGs), which is focused on the group-wide supervision of IAIGs, such as CNA. As part of ComFrame, the IAIS has developed a global capital standard that, if adopted in the U.S., would be applicable to U.S.-based IAIGs. Certain elements of ComFrame were incorporated into regulatory guidelines issued by the National Association of Insurance Commissioners (NAIC) for application by regulators beginning in 2023. These additions were adopted for the purpose of streamlining group-wide supervision, further leveraging existing risk and solvency measures and applying them on a group-wide basis.
The NAIC developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (GCC). While historically the U.S. regulatory regime was primarily based on legal entity regulation, the GCC quantifies risk across the insurance group. The GCC was adopted by the NAIC along with model legislative language and attendant regulations, which have been adopted in a number of U.S. states where IAIGs are domiciled, including Illinois. Alongside the GCC, the NAIC has also developed the Aggregation Method (AM) approach to assessing group capital as an alternative to the Insurance Capital Standard (ICS) developed by the IAIS. The AM is influenced by the GCC and calculated in a similar manner. A decision by the IAIS on whether the AM provides comparable outcomes to the ICS is expected in 2024.
In addition, the U.S. and foreign regulatory environment in which we operate is continuously evolving, with both existing and prospective regulations that implicate aspects of our corporate governance, risk management practices, public disclosures, environmental, social and governance (ESG) related issues, artificial intelligence and cybersecurity.
Human Capital
As of December 31, 2023, we had approximately 6,300 employees. We seek to create a culture of inclusion that engages our employees and offers them opportunities to learn, grow and achieve their career goals. We believe this will facilitate our ability to continue to attract and retain a highly talented workforce.

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
We provide certain benefits to eligible employees that are geared toward enhancing physical, mental, financial and social health. These include a holistic well-being incentive program with resources for both employees and their families, employee mental health assistance programs, and stress management and resilience programs. CNA also offers remote working options and a hybrid-working environment for eligible employees.
Diversity, Equity and Inclusion
Diversity, Equity and Inclusion (DEI) is a strategic imperative. Our DEI Vision is to cultivate an inclusive culture grounded in equity that celebrates individuals’ differences, attracts diverse talent, and fosters an environment that enables employees to do their best work.
To act on our DEI Vision, CNA has appointed senior leaders to an executive DEI Council, and our Chairman and CEO serves as the Executive Sponsor. The DEI Council works closely with internal DEI subject matter experts and with our eight employee resource groups to create and drive strategic DEI initiatives.
Critical components of our DEI Vision include:
•Skill building. CNA offers DEI learning programs to all employees. After expanding our focus on allyship and equity, we refreshed our new hire onboarding, manager training and leadership development programs, and launched interactive workshops designed to provide opportunities to learn and practice new skills.
•Leadership training. CNA requires every people leader and officer to complete inclusive leadership training. We also provide additional networking and learning opportunities for leaders to support the critical role they play in creating an inclusive workplace culture.
•Talent development. CNA has a talent sponsorship program that seeks to accelerate the development of high performing diverse employees, diversify our leadership ranks and broadly build inclusive leadership skills. In addition, we offer mentoring and reverse mentoring program opportunities to employees.
•Representation. We seek to increase the representation of diverse talent throughout the organization. We monitor our representation of diverse talent and review our trends in relation to the labor market and industry to understand how we can increase it. We also report this information regularly to our Board of Directors.
•Partnerships. CNA has established new partnerships, and expanded several existing partnerships, with organizations whose DEI values and objectives align with our own. Through these partnerships, we uncover new sources of talent, support minority owned businesses, contribute to the development of students from underserved communities and provide opportunities for our employees to volunteer in their local communities.
•Policies and benefits. We regularly review our workplace policies and employee benefits and seek to adapt them to the changing needs of our employees.
We also have a corporate social responsibility strategy with a focus on four core areas: DEI, protecting the environment, science, technology, engineering and mathematics (STEM) education, and disaster preparedness and recovery. Our employees are encouraged to participate in a wide array of volunteer activities and we support their charitable giving by matching employee contributions to qualified nonprofit organizations.
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
There is generally a higher degree of variability in estimating required reserves for long-tail coverages, such as long-term care, workers' compensation, general liability and professional liability, as they require a relatively longer period of time for claims to be reported and settled. The impact of changes in economic and social inflation, and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. Certain risks and uncertainties associated with our insurance reserves are outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of MD&A in Item 7.
We are subject to the uncertain effects of emerging and potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change. Further, the impact of social inflation continues to be significant and the trajectory of its future impact remains uncertain. In addition, passage of reviver statutes that extend, or eliminate, the statute of limitations for the reporting of claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse, increase the uncertainty of the frequency of claims. These issues, have had, and may continue to have, a negative effect on our business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of unforeseen emerging or potential claim and coverage issues are extremely difficult to predict and may be material.
In light of the many uncertainties associated with establishing the estimates and making the judgments necessary to establish reserve levels, we continually review and change our reserve estimates in a regular and ongoing process as experience develops from the actual reporting and settlement of claims and as the legal, regulatory and economic environment evolves. When our recorded reserves are insufficient for any reason, the required increase in reserves is recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges have been and in the future could be substantial.

Our actual experience could vary from the key assumptions used to determine future policy benefit reserves for long-term care policies.
Our future policy benefit reserves for long-term care policies are based on our best estimate actuarial assumptions, which are assessed quarterly and updated at least annually. Key actuarial assumptions include morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expenses. The adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to increase reserves. The required increase in reserves is recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges have been and in the future could be substantial. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. Discount rates are subject to interest rate and market volatility. See the Life & Group Policyholder Reserves portion of Reserves - Estimates and Uncertainties section of MD&A in Item 7 for more information.
Morbidity and persistency experience, inclusive of mortality, can be volatile and may be negatively affected by many factors including, but not limited to, policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.
A prolonged period during which investment returns remain at low levels could result in shortfalls in investment income on assets supporting our obligations under long-term care policies. This risk is more significant for our long-term care products because the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, we may not receive regulatory approval for the level of premium rate increases we request. Any adverse deviation between the level of future premium rate increases approved and the level included in our reserving assumptions may require an increase to our reserves.
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
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of our reinsurance coverage, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectibility. Further, significant catastrophic events or a series of catastrophic events have the potential to impose financial stress on the reinsurance industry, which could impact our ability to collect amounts owed to us by reinsurers, thereby resulting in higher net incurred losses.
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
As a result of the items discussed above, catastrophe losses are particularly difficult to estimate, could cause us to exhaust our available reinsurance limits, could lead to large losses and could adversely affect the cost and availability of reinsurance. Accordingly, catastrophic events could have a material adverse effect on our business, results of operations, financial condition and liquidity.
The COVID-19 pandemic, including new or emerging variants, other potential pandemics and related measures to mitigate the spread of the foregoing may continue to have adverse impacts on our business, results of operations and financial condition and could be material.
We have experienced, and may continue to experience, increased claim submissions and litigation related to denial of claims based on policy coverage or the facts of the claim, in certain lines of business that are implicated by the COVID-19 pandemic and mitigating actions taken by our customers and governmental authorities in response to its spread. These lines include primarily healthcare professional liability, workers' compensation, commercial property related business interruption coverage, management liability (directors and officers, employment practices and professional liability lines) and trade credit. We recorded significant losses during 2020, a significant portion of which remain classified as incurred but not reported (IBNR) reserves, in these areas and may experience continued losses, which could be material.
Increased frequency or severity in any or all of the foregoing lines, or others where the exposure has yet to emerge, relating to long-term effects of COVID-19, new or emerging variants, or other potential pandemics, and related measures to mitigate the spread of the foregoing, may have a material impact on our business, results of operations and financial condition.
We have incurred and may continue to incur substantial expenses related to litigation activity in connection with COVID-related legal claims. These actions primarily relate to denial of claims submitted as a result of the pandemic and the mitigating actions taken, including lockdowns and closing of certain businesses. The significance of such litigation or any other litigation relating to new or emerging variants of COVID-19 or other potential pandemics and related measures to mitigate the spread of the foregoing, both in substance and volume, and the resultant Company-initiated activities, including external counsel engagement, and the costs related thereto, may have a material impact on our business, results of operations and financial condition.
We have exposures related to asbestos and environmental pollution (A&EP) claims, which could result in material losses.
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by more traditional property and casualty claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2023 was $3.6 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the Loss Portfolio Transfer, we will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce our earnings.
We are exposed to, and may face adverse developments related to, mass tort claims that could arise from,

among other things, our insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, such as those related to abuse reviver statutes, issues related to altered interpretation of coverage and other new and emerging claim theories.
We face potential exposure to various types of existing, new and emerging mass tort claims, including those related to exposure to potentially harmful products or substances, such as glyphosate, lead paint, per- and polyfluoroalkyl substances (PFAS) and opioids; claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes, including New York reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new and potentially more severe claim activity. For example, we have recorded, and may continue to record, increases in our mass tort reserves, driven substantially by abuse reviver statutes that have resulted in increased claims. Similar and continuing mass tort claim activity, including activity based on changing judicial interpretations and recent and proposed legislation, could have a material adverse effect on our business, results of operations and financial condition.
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
A primary reason we purchase reinsurance is to manage our exposure to risk, thereby facilitating our underwriting strategies in certain key areas. Under our ceded reinsurance arrangements, a reinsurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. The availability and cost of the reinsurance protection we purchase, which affects the volatility and profitability of our business, as well as the level and types of risk we retain, is determined by many factors, including general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events or unexpected adverse trends, including those associated with climate change. If we are unable to obtain sufficient reinsurance at a cost or on terms and conditions we deem acceptable, our risk exposure will not be mitigated to the degree desired or we may forego such increased risk, thereby adversely impacting our underwriting strategies. In addition, use of reinsurance exposes us to credit risk of the reinsurers, as the reinsurance arrangements do not relieve us of the liability to the customer. If a reinsurer is unable to meet its financial obligations under a reinsurance arrangement, we will remain obligated under the original policies issued to our customers. Furthermore, while we use various risk management methods, including the use of reinsurance, to effectively manage risk, there is the possibility that one or more natural catastrophes and/or terrorism or other events could result in claims substantially exceeding expectations, thereby making the reinsurance strategy significantly less effective. Such reinsurance-related risks could have a material adverse effect on our business, results of operations and financial condition and adversely affect our underwriting strategies in certain lines of business.
We may be adversely affected by technological changes or disruptions in the insurance marketplace.
Technological changes in the way insurance transactions are completed in the marketplace, and our ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing "big data" analytics to make underwriting and other decisions that impact product design and pricing. If such utilization is more effective than how we use our data and information, we will be at a competitive disadvantage. There can be no assurance that we will continue to compete effectively with our industry peers due to technological changes; accordingly, this may have a material adverse effect on our business, results of operations and financial condition.
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
Loews beneficially owned approximately 92% of our outstanding shares of common stock as of December 31, 2023, and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, four officers of Loews, along with the Co-Chairman of the Board of Loews, serve on our Board of Directors. We have also entered into services agreements and a registration rights agreement with Loews, and we may in the future enter into other agreements with Loews. It is possible that potential conflicts of interest could arise in the future for our directors who are also officers and/or directors of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise.

Financial Risks
We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, interest rates, domestic and international geopolitical issues and many other factors. Changes in financial markets, including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond our control can adversely affect the value of our investments, the realization of investment income and the rate at which we discount certain liabilities. Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of our investment portfolio that is carried at fair value in our financial statements is not reflective of the prices at which actual transactions could occur.
We have significant holdings in fixed maturity investments that are sensitive to changes in interest rates. A decline in interest rates may reduce the returns earned on new fixed maturity investments, thereby reducing our net investment income, while an increase in interest rates may reduce the value of our existing fixed maturity investments, which could increase our net unrealized losses or reduce our net unrealized gains included in Accumulated other comprehensive income (AOCI). The value of our fixed maturity investments is also subject to risk that certain investments may default or become impaired due to deterioration in the financial condition of issuers of the investments we hold or in the underlying collateral of the security.
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
In addition, because our and our vendors' information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of our ability to perform necessary business functions.
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
Such a breach could affect our data framework or cause a failure to protect the personal information of our customers, claimants or employees, or sensitive and confidential information regarding our business or policyholders and may result in operational impairments and financial losses, significant harm to our reputation and the loss of business with existing or potential customers. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. During the second quarter of 2023, we were notified of a breach in the file transfer software, MOVEit Transfer, used by a vendor of one of our third-party administrators. This incident resulted in required breach notifications to the Company's long-term care policyholders, with such notifications made by the subject vendor. While we do not believe such notifications and resultant actions will have a material adverse effect on our business, this or similar incidents, or any other such breach of our or our vendors’ data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.
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
Although we maintain cybersecurity insurance coverage insuring against costs resulting from cyber-attacks (including the March 2021 attack), we do not expect the amount available under our coverage policy to cover all losses from cyber-attacks. In addition, potential disputes with our insurers about the availability of insurance coverage could occur. Further, should we experience future cyber incidents, or should industry trends drive rate increases resulting from growth in volume and significance of cyber incidents broadly, we may incur higher costs for cybersecurity insurance coverage.
The risks relating to future breaches in our, or our vendors', data security infrastructure, including in connection with cyber incidents, could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.
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
Additionally, we rely on certain third-party claims administrators, including the administrator of our long-term care claims, to handle policyholder services and perform significant claim administration and claim adjudication functions. Any failure by such administrator to properly perform service functions may result in losses as a result of over-payment of claims, legal claims against us and adverse regulatory enforcement exposure.

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
These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations have recently been introduced, or are being considered, in the areas of information security and ESG, which may also affect our business. We also are subject to numerous regulations governing the protection of personal and confidential information of our clients and employees, including medical records, credit card data and financial information. These laws and regulations, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape), are increasing in complexity and number, change frequently, sometimes conflict, and could expose us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. In response to climate change, regulators at the federal, state and international level also could impose new regulations requiring disclosure of underwriting or investment in certain industry sectors.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
CNA’s information security and data privacy programs are designed to protect the confidentiality of nonpublic, sensitive personal and business information and the integrity and security of our information systems. These programs include processes that provide guidance for information security decision-making and risk management, and include standards to promote understanding and compliance with applicable laws and regulations. Administrative and technical safeguards that seek to mitigate cybersecurity threats and secure the Company’s information assets are also addressed on a risk-based basis. We have designed our enterprise-wide information security programs consistent with industry standards using the National Institute of Standards and Technology Cybersecurity Framework. These programs include processes implemented within our third-party risk management unit designed to identify, mitigate and monitor cybersecurity risk relating to vendors, suppliers and external partners who have access to our confidential information or our information systems. CNA engages both internal auditors and third-party information security experts in connection with reviewing such foregoing processes.
CNA monitors information security metrics globally. To elevate this information within the organization, our Chief Risk & Reinsurance Officer (CRRO) and Chief Compliance Officer (CCO) present cybersecurity reports and metrics to the Audit Committee of our Board of Directors every quarter. Reports address security events, third-party risk and vulnerabilities, including material risks from cybersecurity threats, and any significant unauthorized occurrences. These discussions are part of our overall enterprise risk management and also take place on at least an annual basis with the full Board of Directors, which is responsible for overseeing material risks, including cybersecurity risk, on an enterprise-wide basis.
At the senior management level, our Chief Information Security Officer (CISO) oversees CNA’s information security and data privacy programs and is responsible for establishing and implementing the security strategy alongside the Chief Information Officer (CIO), to whom the CISO reports directly. The CIO serves on the Enterprise Risk Committee, which is chaired by the CRRO.
The CISO leads the Information Security group within Information Technology, which manages the controls designed to identify, detect, protect against, respond to and recover from cybersecurity threats and cybersecurity incidents. This group includes a cybersecurity operations team that is responsible for information technology security monitoring and incident response activities, the latter covering the response coordination to cyber-attacks under the leadership and pursuant to the direction of the CISO. The Company engages in a continuous risk monitoring process that seeks to identify the likelihood and impact of internal and external threats to our information security systems and data, and assesses the sufficiency of the controls in place to mitigate these threats to acceptable levels on a risk-based basis. The CISO and CIO together lead efforts to design, implement and operate controls deemed necessary, commensurate with the materiality and criticality of identified risks and the sensitivity of the information assets and systems used throughout the organization. Our current CISO has a bachelor’s degree in Computer Information Systems and a master’s degree in Cybersecurity, and has over 20 years of experience building and executing information and cybersecurity strategies. Prior to joining CNA, our CIO served in a variety of roles at another major U.S. insurance company, both in business and technology, and has over 20 years of experience working with major U.S. Property & Casualty insurers.
Threats of security incidents and the impact of actual security incidents are initially assessed and managed by the CISO and CIO as described above. CNA has further implemented response plans that provide the basis for appropriate response to an unauthorized occurrence from a technical perspective, as well as from disclosure and regulatory perspectives.
These response plans also set forth the processes for internal reporting of a substantive unauthorized occurrence. The CISO reports such matters to the CIO and CCO, who is responsible for convening a team of cross-enterprise leaders to ensure comprehensive responsiveness to an occurrence. This group also analyzes unauthorized occurrences affecting CNA's or third parties’ IT systems or sensitive information, and directs the activities of CNA in responding to such incidents.

In addition, the group, under the leadership of the CCO, undertakes the appropriate internal notifications of any such occurrence, and responsive activities, to the General Counsel, Chief Executive Officer, Chief Financial Officer and Board of Directors.
To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company. Please refer to “Any significant interruption in the operation of our business functions, facilities and systems or our vendors' facilities and systems could result in a materially adverse effect on our operations“ and “Any significant breach in our data security infrastructure or our vendors’ facilities and systems could disrupt business, cause financial losses and damage our reputation, and insurance coverage may not be available for claims related to a breach” under Item 1A Risk Factors.
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
As of February 2, 2024, we had 270,896,945 shares of common stock outstanding and approximately 92% of our outstanding common stock was owned by Loews. We had 756 stockholders of record as of February 2, 2024 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases of our common stock were made in the three months ended December 31, 2023.
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2019, and that dividends, if any, were reinvested in the stock or index.

Company / Index	Base Period	2019	2020	2021	2022	2023
CNA Financial Corporation	$100.00	$109.48	$103.58	$123.26	$127.94	$137.05
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Property & Casualty Insurance Index	100.00	125.87	134.63	160.58	190.89	211.53

250
225
200
175
150
125
100
75
50
Returns
Base Period
2019
2020
2021
2022
2023
CNA Financial Corporation
S&P 500 Index
S&P 500 Property & Casualty Insurance Index

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022 Compared with 2021
This section of this Form 10-K generally discusses 2023 and 2022 results and year-to-year comparisons between 2023 and 2022. With the exception of our Consolidated Operations and Life & Group segment as a result of our adoption of Accounting Standards Update (ASU) 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12; LDTI) using the modified retrospective method applied as of the transition date of January 1, 2021, which required changes to the measurement and disclosure of long-duration contracts, a discussion of changes in our results of operations from 2022 to 2021 has been omitted from this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 7, 2022.
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
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long-term care policies and the reserves are recorded as Future policy benefits reserves as discussed below. The reserve for unearned premiums represents the portion of premiums written related to the unexpired terms of coverage. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
Long-Term Care Reserves
Future policy benefits reserves for our long-term care policies are based on certain actuarial assumptions, including morbidity, persistency (inclusive of mortality), anticipated future premium rate increases, and expenses. The adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to increase reserves. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. In addition, we may not receive regulatory approval for the level of premium rate increases we request. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
Reinsurance and Insurance Receivables
Exposure exists with respect to the collectibility of ceded property and casualty and life reinsurance to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities we have ceded under reinsurance agreements. An allowance for uncollectible reinsurance is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Further information on our reinsurance receivables is in Note H to the Consolidated Financial Statements included under Item 8.
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

RESERVES - ESTIMATES AND UNCERTAINTIES
The level of reserves we maintain represents our best estimate, as of a particular point in time, of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. As noted below, we review our reserves for each segment of our business periodically, and any such review could result in the need to increase reserves in amounts which could be material and could adversely affect our results of operations, equity, business and insurer financial strength and corporate debt ratings. Further information on reserves is provided in Note E and F to the Consolidated Financial Statements included under Item 8.
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
As discussed in the Risk Factors discussion within Item 1A, there is a risk that our recorded reserves are insufficient to cover our estimated ultimate unpaid liability for claims and claim adjustment expenses. Unforeseen emerging or potential claims and coverage issues are also difficult to predict and could materially adversely affect the adequacy of our claim and claim adjustment expense reserves and could lead to future reserve increases.
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
Establishing Property & Casualty Reserve Estimates
In developing claim and claim adjustment expense reserve estimates, our actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. A reserve group typically can be a line of business covering a subset of insureds such as commercial automobile liability for small or middle market customers or it can be a particular type of claim such as construction defect. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. In addition to the detailed analyses, we review actual loss emergence for all products each quarter.
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
Professional liability, management liability and surety products include US professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), errors and omissions (E&O), employment practices, fiduciary, fidelity, cyber and surety coverages, and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions, such as the classes of business written and individual claim settlement decisions, can also affect claim severity. If the estimated claim severity increases by 9%, we estimate that net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $5.7 billion as of December 31, 2023.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers' compensation reserve estimates is claim cost inflation on claim payments. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $250 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $250 million. Our net reserves for workers' compensation were approximately $3.6 billion as of December 31, 2023.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $250 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $150 million. Our net reserves for general liability were approximately $4.2 billion as of December 31, 2023.

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
Life & Group Policyholder Reserves
Our Life & Group segment includes our run-off long-term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long-term care policies may provide benefits for nursing homes, assisted living facilities and home health care subject to various daily and lifetime caps. Generally, policyholders must continue to make periodic premium payments to keep the policy in force and we have the ability to increase policy premiums, subject to state regulatory approval.
We maintain future policy benefit reserves for our long-term care policies. Future policy benefit reserves for long-term care policies relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. In developing the future policy benefit reserves, our actuaries perform a reserve review on an annual basis. During the annual review, historical policyholder morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expense experience is reviewed and compared to the current best estimate actuarial assumption set for potential revision. On a quarterly basis, our actuaries perform experience studies that monitor the appropriateness of best estimate actuarial assumptions against emerging experience to assess whether any updates to those assumptions are warranted. The determination of these reserves requires management to make estimates and assumptions about expected policyholder experience over the remaining life of the policies. Since policies may be in force for several decades, these assumptions are subject to significant estimation risk.
In addition, claim and claim adjustment expense reserves are maintained for our structured settlement obligations. In developing the claim and claim adjustment expense reserve estimates for our structured settlement obligations, our actuaries monitor mortality and expense experience on an annual basis. Our recorded claim and claim adjustment expense reserves reflect management's best estimate after incorporating the results of the most recent reviews. Claim and claim adjustment expense reserves for structured settlement obligations are discounted as discussed in Note A to the Consolidated Financial Statements included under Item 8.
The actuarial assumptions related to future policy benefit reserves for long-term care policies that management believes are subject to the most variability are morbidity, persistency and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, our long-term care reserves may be subject to material increases if actual experience develops adversely to our expectations.

The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our liability for future policyholder benefits (LFPB) reserve assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each policy group. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional future premium rate increases. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of any net premium ratio impacts.

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
As part of the annual reserve review, statutory long-term care reserve adequacy is evaluated via premium deficiency testing, by comparing carried statutory reserves with our best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2023, statutory long-term care margin increased to $1.3 billion, primarily driven by a more favorable interest rate environment resulting in a higher yielding investment portfolio.

CATASTROPHES AND RELATED REINSURANCE
Various events can cause catastrophe losses. These events can be natural or man-made, including hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism that produce unusually large aggregate losses. In most, but not all cases, our catastrophe losses from these events in the United States of America (U.S.) are defined consistent with the definition of the Property Claims Service (PCS). PCS defines a catastrophe as an event that causes damage of $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. For events outside of the U.S., we define a catastrophe as an industry recognized event that generates an accumulation of claims amounting to more than $1 million for the International segment.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We reported catastrophe losses, net of reinsurance, of $236 million and $247 million for the years ended December 31, 2023 and 2022. Catastrophe losses for the years ended December 31, 2023 and 2022 were driven by severe weather related events, primarily Winter Storm Elliott and Hurricane Ian for 2022.
We use various analyses and methods, including using one of the industry standard natural catastrophe models, to estimate hurricane and earthquake losses at various return periods and to inform underwriting and reinsurance decisions designed to manage our exposure to catastrophic events. We generally seek to manage our exposure through the purchase of catastrophe reinsurance and utilize various reinsurance programs to mitigate catastrophe losses, including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. We conduct an ongoing review of our risk and catastrophe reinsurance coverages and from time to time make changes as we deem appropriate.
The following discussion summarizes our most significant catastrophe reinsurance coverage at January 1, 2024.
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. Exposures underwritten through Hardy are excluded and covered under a separate treaty. The treaty has a term of June 1, 2023 to June 1, 2024 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $235 million up to $1.1 billion for all losses other than earthquakes. Earthquakes are covered up to $1.2 billion. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
Group Workers' Compensation Treaty
We also purchased corporate Workers' Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2024 to January 1, 2025 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our per occurrence retention of $25 million. The treaty also provides $775 million of coverage for the accumulation of covered losses related to terrorism events above our per occurrence retention of $25 million. Of the $775 million in terrorism coverage, $200 million is provided for nuclear, biological chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.
Terrorism Risk Insurance Program Reauthorization Act of 2019
Our principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2024. Under the current provisions of the program, in 2024, the federal government will reimburse 80% of our covered losses in excess of our applicable deductible up to a total industry program cap of $100 billion. Our deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2023 earned premiums, our estimated deductible under the program is $1.1 billion for 2024. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

Years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Operating Revenues
Net earned premiums	$9,480	$8,667	$8,175
Net investment income	2,264	1,805	2,159
Non-insurance warranty revenue	1,624	1,574	1,430
Other revenues	30	32	24
Total operating revenues	13,398	12,078	11,788
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement (loss) of $(88), $(214), and $(8))	7,039	6,628	6,349
Policyholders' dividends	29	25	22
Amortization of deferred acquisition costs	1,644	1,490	1,443
Non-insurance warranty expense	1,544	1,471	1,328
Other insurance related expenses	1,251	1,160	1,062
Other expenses	274	291	242
Total claims, benefits and expenses	11,781	11,065	10,446
Core income before income tax	1,617	1,013	1,342
Income tax expense on core income	(333)	(177)	(254)
Core income	1,284	836	1,088
Net investment (losses) gains	(99)	(199)	120
Income tax benefit (expense) on net investment (losses) gains	20	45	(24)
Net investment (losses) gains, after tax	(79)	(154)	96
Net income	$1,205	$682	$1,184
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
2023 Compared with 2022
Core income increased $448 million in 2023 as compared with 2022. Core income for our Property & Casualty Operations increased $265 million driven by higher net investment income and improved underwriting results. Core loss for our Life & Group segment decreased $173 million, while core loss for our Corporate & Other segment decreased $10 million.
Catastrophe losses were $236 million in 2023, primarily driven by severe weather related events. Catastrophe losses were $247 million in 2022, primarily related to Winter Storm Elliott and Hurricane Ian. Unfavorable net prior year loss reserve development of $48 million was recorded in 2023 as compared with favorable net prior year loss reserve development of $32 million in 2022 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

2022 Compared with 2021
Core income decreased $252 million in 2022 as compared with 2021. Core income for our Property & Casualty Operations increased $56 million primarily due to improved underwriting results and higher net investment income from fixed income securities partially offset by lower investment income from limited partnerships and common stock. Core results for our Life & Group segment decreased $329 million, while core loss for our Corporate & Other segment decreased $21 million.
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
Our operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other. Life & Group primarily includes the results of our long-term care business that is in run-off. Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty businesses in run-off, including CNA Re, A&EP, a legacy portfolio of excess workers' compensation (EWC) policies and certain legacy mass tort reserves. Intersegment eliminations are also included in this segment.
We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily reflective of our primary operations. Management monitors core income (loss) for each business segment to assess segment performance. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate our primary operations. See further discussion regarding how we manage our business and reconciliations of non-GAAP measures to the most comparable GAAP measures and other information in Note P to the Consolidated Financial Statements included under Item 8.
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
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development within this MD&A. These changes can be favorable or unfavorable. Net prior year loss reserve development does not include the effect of any related acquisition expenses. Further information on our reserves is provided in Note E and Note F to the Consolidated Financial Statements included under Item 8.

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

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022
Gross written premiums	$7,113	$7,514
Gross written premiums excluding third-party captives	3,800	3,814
Net written premiums	3,329	3,306
Net earned premiums	3,307	3,203
Underwriting gain	317	366
Net investment income	558	431
Core income	708	668

Other performance metrics:
Loss ratio excluding catastrophes and development	58.5%	58.6%
Effect of catastrophe impacts	—	0.1
Effect of development-related items	(0.3)	(1.3)
Loss ratio	58.2	57.4
Expense ratio	32.0	31.0
Dividend ratio	0.2	0.2
Combined ratio	90.4%	88.6%
Combined ratio excluding catastrophes and development	90.7%	89.8%

Rate	—%	6%
Renewal premium change	1	7
Retention	88	86
New business	$481	$548
2023 Compared with 2022
Gross written premiums, excluding third-party captives, for Specialty decreased $14 million in 2023 as compared with 2022 driven by lower new business partially offset by strong retention. Net written premiums for Specialty increased $23 million in 2023 as compared with 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $40 million in 2023 as compared with 2022 primarily due to higher net investment income partially offset by lower favorable net prior year loss reserve development, lower underlying underwriting results and lower income from non-insurance warranty business.
The combined ratio of 90.4% increased 1.8 point in 2023 as compared with 2022 primarily due to a 1.0 point increase in the expense ratio and a 0.8 point increase in the loss ratio. The increase in the expense ratio was driven by higher employee related and acquisition costs. The increase in the loss ratio was largely due to lower favorable net prior year loss reserve development. There were no catastrophe losses for 2023, as compared with $2 million, or 0.1 points of the loss ratio, for 2022.
Favorable net prior year loss reserve development of $14 million and $40 million was recorded in 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2023	2022
Gross case reserves	$1,604	$1,529
Gross IBNR reserves	5,527	5,349
Total gross carried claim and claim adjustment expense reserves	$7,131	$6,878
Net case reserves	$1,392	$1,310
Net IBNR reserves	4,524	4,253
Total net carried claim and claim adjustment expense reserves	$5,916	$5,563

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
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022
Gross written premiums	$6,120	$5,170
Gross written premiums excluding third-party captives	5,994	5,056
Net written premiums	4,880	4,193
Net earned premiums	4,547	3,923
Underwriting gain	182	106
Net investment income	645	488
Core income	652	466

Other performance metrics:
Loss ratio excluding catastrophes and development	61.5%	61.5%
Effect of catastrophe impacts	4.5	5.6
Effect of development-related items	(0.1)	(0.7)
Loss ratio	65.9	66.4
Expense ratio	29.6	30.4
Dividend ratio	0.5	0.5
Combined ratio	96.0%	97.3%
Combined ratio excluding catastrophes and development	91.6%	92.4%

Rate	7%	5%
Renewal premium change	10	8
Retention	84	86
New business	$1,297	$1,009
2023 Compared with 2022
Gross written premiums for Commercial increased $950 million in 2023 as compared with 2022 driven by higher new business and rate. Net written premiums for Commercial increased $687 million in 2023 as compared with 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $186 million in 2023 as compared with 2022, driven by higher net investment income and improved current accident year underwriting results partially offset by lower favorable net prior year loss reserve development.
The combined ratio of 96.0% improved 1.3 points in 2023 as compared with 2022 due to a 0.8 point improvement in the expense ratio and a 0.5 improvement in the loss ratio. The improvement in the expense ratio was driven by higher net earned premiums partially offset by higher employee related costs. The improvement in the loss ratio was driven by lower catastrophe losses partially offset by lower favorable net prior year loss reserve development. Catastrophe losses were $207 million, or 4.5 points of the loss ratio, for 2023, as compared with $222 million, or 5.6 points of the loss ratio, for 2022.

Favorable net prior year loss reserve development of $22 million and $43 million was recorded in 2023 and 2022. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2023	2022
Gross case reserves	$3,291	$3,156
Gross IBNR reserves	6,812	6,239
Total gross carried claim and claim adjustment expense reserves	$10,103	$9,395
Net case reserves	$2,878	$2,809
Net IBNR reserves	6,143	5,621
Total net carried claim and claim adjustment expense reserves	$9,021	$8,430

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
Hardy operates through Lloyd’s Syndicate 382 underwriting energy, marine, property, casualty and specialty lines with risks located in many countries around the world. The capacity and results of the syndicate are 100% attributable to CNA.
The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2023	2022
Gross written premiums	$1,485	$1,394
Net written premiums	1,237	1,164
Net earned premiums	1,176	1,070
Underwriting gain	86	87
Net investment income	103	63
Core income	145	106

Other performance metrics:
Loss ratio excluding catastrophes and development	57.8%	58.5%
Effect of catastrophe impacts	2.5	2.2
Effect of development-related items	1.1	(1.2)
Loss ratio	61.4	59.5
Expense ratio	31.2	32.3
Combined ratio	92.6%	91.8%
Combined ratio excluding catastrophes and development	89.0%	90.8%

Rate	3%	6%
Renewal premium change	6	11
Retention	83	81
New business	$302	$319
2023 Compared with 2022
Gross written premiums for International increased $91 million in 2023 as compared with 2022. Excluding the effect of foreign currency exchange rates, gross written premiums increased $102 million driven by favorable renewal premium change. Net written premiums for International increased $73 million in 2023 as compared with 2022. Excluding the effect of foreign currency exchange rates, net written premiums increased $74 million as compared with 2022. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $39 million in 2023 as compared with 2022 driven by higher net investment income, improved underlying underwriting results and a favorable impact from changes in foreign currency exchange rates, partially offset by unfavorable net prior year loss reserve development.

The combined ratio of 92.6% increased 0.8 points in 2023 as compared with 2022 due to a 1.9 point increase in the loss ratio partially offset by a 1.1 point improvement in the expense ratio. The increase in the loss ratio was driven by unfavorable net prior year loss reserve development of $13 million recorded for 2023 compared to favorable net prior year loss reserve development of $13 million recorded for 2022. Catastrophe losses were $29 million, or 2.5 points of the loss ratio, for 2023, as compared with $23 million, or 2.2 points of the loss ratio, for 2022. The improvement in the expense ratio was driven by higher net earned premiums and a favorable reinsurance acquisition related catch-up adjustment in the third quarter of 2023, partially offset by higher employee related costs.
Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2023	2022
Gross case reserves	$864	$817
Gross IBNR reserves	1,845	1,586
Total gross carried claim and claim adjustment expense reserves	$2,709	$2,403
Net case reserves	$708	$686
Net IBNR reserves	1,568	1,317
Total net carried claim and claim adjustment expense reserves	$2,276	$2,003

Life & Group
The Life & Group segment includes our run-off long-term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long-term care policies were sold on both an individual and group basis.
The following table summarizes the results of operations for Life & Group.

Years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Net earned premiums	$451	$473	$491
Claims, benefits and expenses	1,436	1,596	1,374
Net investment income	896	804	966
Core (loss) income	(48)	(221)	108
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A and Note F to the Consolidated Financial Statements for additional information.
2023 Compared with 2022
Core loss decreased $173 million in 2023 as compared with 2022 primarily due to higher net investment income and an unfavorable pretax impact of $181 million in the prior year as a result of the annual reserve reviews, partially offset by long-term care policy buyouts in 2023. Policy buyouts generally result in an unfavorable impact on core loss, as the cash payments are linked to higher statutory reserve levels. Excluding the impacts of long-term care policy buyouts, 2023 underwriting results are generally in line with reserving expectations.
Both years are inclusive of cash flow assumption updates as a result of the annual reserve review completed in the third quarter of each year. Cash flow assumption updates for 2023 resulted in an $8 million pretax increase in long-term care reserves. Adjusted to reflect the application of the LDTI accounting standard, the cash flow assumption updates for 2022 resulted in a $186 million pretax increase in long-term care reserves, primarily driven by the unfavorable impact of increased cost of care inflation, partially offset by favorable premium rate assumptions.
The annual structured settlement review resulted in a pretax reduction in claim reserves of $6 million and $5 million for 2023 and 2022.
2022 Compared with 2021
Results for both years have been adjusted to reflect the application of the LDTI accounting standard.
Core results decreased $329 million in 2022 as compared with 2021 primarily due to the unfavorable impact of the 2022 annual reserve reviews and lower net investment income.
Cash flow assumption updates, as a result of the annual reserve reviews, for 2022 resulted in an $186 million pretax increase in long-term care reserves compared to a $3 million pretax increase in 2021.
The annual structured settlement review resulted in a pretax reduction in claim reserves of $5 million for 2022 and a pretax increase to claim reserves of $2 million for 2021.

The following tables summarize policyholder reserves for Life & Group.

December 31, 2023
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long-term care	$—	$13,959	$13,959
Structured settlement annuities and other	582	—	582
Total	582	13,959	14,541
Ceded reserves	93	—	93
Total gross reserves	$675	$13,959	$14,634

December 31, 2022
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long-term care (1) (2)	$—	$13,480	$13,480
Structured settlement annuities and other	594	—	594
Total	594	13,480	14,074
Ceded reserves	101	—	101
Total gross reserves	$695	$13,480	$14,175
(1) As of January 1, 2023, we adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts presented in the financial statements have been adjusted to reflect application of the new guidance. See Note A and Note F to the Consolidated Financial Statements for additional information.
(2) In conjunction with the adoption of ASU 2018-12, at January 1, 2023 we reclassified the long-term care reserves for policyholders currently receiving benefits from Claim and claim adjustment expense to Future policy benefits. This change was applied retrospectively as of January 1, 2021.

Corporate & Other
Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re, A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Years ended December 31
(In millions)	2023	2022
Net investment income	$62	$19
Insurance claims and policyholders' benefits	82	76
Interest expense	126	112
Core loss	(173)	(183)
2023 Compared with 2022
Core loss decreased $10 million for 2023 as compared with 2022. The current year includes higher net investment income, a $19 million after-tax charge related to office consolidation, and a $56 million after-tax charge related to unfavorable prior period development for legacy mass tort claims compared with a $51 million after-tax charge for legacy mass tort claims in the prior year. The charge related to office consolidation is further discussed in Note M and net prior year loss reserve development is further discussed in Note E, to the Consolidated Financial Statements included under Item 8.
The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT resulted in an after-tax benefit of $6 million and $3 million in 2023 and 2022, both of which have no economic impact. The A&EP LPT is further discussed in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Corporate & Other.

December 31
(In millions)	2023	2022
Gross case reserves	$1,353	$1,428
Gross IBNR reserves	1,333	1,321
Total gross carried claim and claim adjustment expense reserves	$2,686	$2,749
Net case reserves	$129	$137
Net IBNR reserves	239	202
Total net carried claim and claim adjustment expense reserves	$368	$339
Impact of Office Consolidation on 2024 Results
In the first quarter of 2024, we committed to consolidate some of our offices. As a result, we anticipate a charge of approximately $16 million pretax in 2024 in our Corporate & Other segment.

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Years ended December 31
(In millions)	2023	2022
Fixed income securities:
Taxable fixed income securities	$1,798	$1,585
Tax-exempt fixed income securities	178	244
Total fixed income securities	1,976	1,829
Limited partnership and common stock investments	202	(31)
Other, net of investment expense	86	7
Net investment income	$2,264	$1,805

Effective income yield for the fixed income securities portfolio	4.7%	4.4%
Limited partnership and common stock return	9.4%	(1.4)%
Net investment income increased $459 million in 2023 as compared with 2022 driven by favorable limited partnership returns and higher income from fixed income securities as a result of the rising interest rate environment.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Years ended December 31
(In millions)	2023	2022
Fixed maturity securities:
Corporate bonds and other	$(57)	$(89)
States, municipalities and political subdivisions	10	26
Asset-backed	(44)	(34)
Total fixed maturity securities	(91)	(97)
Non-redeemable preferred stock	4	(116)
Derivatives, short term and other	(1)	22
Mortgage loans	(11)	(8)
Net investment losses	(99)	(199)
Income tax benefit on net investment losses	20	45
Net investment losses, after tax	$(79)	$(154)
Pretax net investment losses decreased $100 million for 2023 as compared with 2022 driven by the favorable change in fair value of non-redeemable preferred stock.
Additionally, Derivatives, short term and other for 2022 included an $18 million non-economic net gain related to the novation of a coinsurance agreement on our legacy annuity business in our Life & Group segment and the associated funds withheld embedded derivative. The coinsurance agreement was novated in the fourth quarter of 2022.
Further information on our investment gains and losses as well as on our derivative financial instruments is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2023		2022
(In millions)	Estimated Fair Value	Net Unrealized Gains ( Losses)	Estimated Fair Value	Net Unrealized Gains ( Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,795	$(298)	$2,419	$(336)
AAA	2,727	(169)	2,398	(208)
AA	6,444	(420)	6,342	(663)
A	9,910	(223)	9,043	(531)
BBB	16,670	(744)	15,651	(1,447)
Non-investment grade	1,879	(119)	1,774	(219)
Total	$40,425	$(1,973)	$37,627	$(3,404)
As of December 31, 2023 and 2022, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion and $0.3 billion of prefunded municipal bonds as of December 31, 2023 and 2022.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,273	$309
AAA	1,524	261
AA	3,817	658
A	5,652	517
BBB	11,523	1,095
Non-investment grade	942	155
Total	$25,731	$2,995
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$974	$33
Due after one year through five years	8,197	468
Due after five years through ten years	8,058	1,058
Due after ten years	8,502	1,436
Total	$25,731	$2,995

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

	December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
Single asset, single borrower:
Office	$306	$(70)
Retail	283	(28)
Lodging	227	(23)
Industrial	93	(4)
Multifamily	59	(3)
Total single asset, single borrower	968	(128)
Conduits (multi property, multi borrower pools)	663	(95)
Total commercial mortgage-backed	$1,631	$(223)

	December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
AAA	$570	$(27)
AA	594	(95)
A	202	(30)
BBB	216	(45)
Non-investment grade	49	(26)
Total commercial mortgage-backed	$1,631	$(223)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within our corporate and other bonds portfolio by property type and by ratings distribution.

	December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
Retail	$515	$(25)
Office	250	(20)
Industrial	99	(1)
Other (1)	452	(22)
Total corporate and other bonds - REITs	$1,316	$(68)
(1) Other includes a diversified mix of property type strategies including self-storage, healthcare and apartments.

	December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
AA	$10	$—
A	285	(3)
BBB	994	(64)
Non-investment grade	27	(1)
Total corporate and other bonds - REITs	$1,316	$(68)
Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (DSCR) and loan-to-value ratios (LTV). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of December 31, 2023 the allowance for expected credit losses on our mortgage portfolio was $35 million, or 3.3% of our amortized cost basis.
The following table presents the amortized cost basis of mortgage loans by property type.

	December 31, 2023
(In millions)	Amortized Cost	Percentage of Total
Mortgage loans:
Retail	$520	48%
Office	245	23%
Industrial	124	12%
Other	181	17%
Total mortgage loans	1,070	100%
Less: Allowance for expected credit losses	(35)
Total mortgage loans - net of allowance	$1,035

In addition to our mortgage loan portfolio, we invest in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities and are largely investment grade quality. As of December 31, 2023, these holdings had an estimated fair value of $479 million and net unrealized losses of $87 million.
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
A further consideration in the management of the investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long term in nature, we segregate investments for asset/liability management purposes. The segregated investments support the long-term care and structured settlement liabilities in the Life & Group segment.
The effective durations of fixed income securities and short-term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

December 31	2023		2022
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Investments supporting Life & Group	$15,137	10.2	$14,511	9.9
Other investments	27,981	4.5	25,445	4.7
Total	$43,118	6.5	$39,956	6.6
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
For 2023, net cash provided by operating activities was $2,285 million as compared with $2,502 million for 2022. The decrease in cash provided by operating activities was driven by higher net claim payments, which includes long-term care policy buyouts of $193 million, and higher operating expenses partially offset by an increase in premiums collected.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For 2023, net cash used by investing activities was $1,843 million as compared with $1,512 million for 2022. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For 2023, net cash used by financing activities was $577 million as compared with $1,032 million for 2022. Financing activities for the periods presented include:
•In 2023, we paid dividends of $787 million and repurchased 550,000 shares of our common stock at an aggregate cost of $24 million.
•In 2023, we issued $500 million of 5.50% senior notes due June 15, 2033 and repaid the $243 million outstanding aggregate principal balance of our 7.25% debenture which came due November 15, 2023.
•In 2022, we paid dividends of $982 million and repurchased 890,000 shares of our common stock at an aggregate cost of $39 million.
Liquidity
We believe that our present cash flows from operating, investing and financing activities are sufficient to fund our current and expected working capital and debt obligation needs and we do not expect this to change in the near term. There are currently no amounts outstanding under our $250 million senior unsecured revolving credit facility, which was amended and restated during the fourth quarter of 2023, and no borrowings outstanding through our membership in the Federal Home Loan Bank of Chicago (FHLBC). Further information on our Second Amended and Restated Credit Agreement is in Note I to the Consolidated Financial Statements included under Item 8.
CCC paid dividends of $1,055 million and $990 million to CNAF during 2023 and 2022.
We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Common Stock Dividends
Cash dividends of $2.88 per share on our common stock, including a special cash dividend of $1.20 per share, were declared and paid in 2023. On February 2, 2024, our Board of Directors declared a quarterly cash dividend of $0.44 per share and a special cash dividend of $2.00 per share, payable March 7, 2024 to stockholders of record on February 20, 2024. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
Our ability to pay dividends and satisfy our credit obligations is significantly dependent on receipt of dividends from our subsidiaries. The payment of dividends to us by our insurance subsidiaries without prior approval of the insurance department of each subsidiary's domiciliary jurisdiction is limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective state insurance departments.
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
A summary of our commitments is presented in the following table.

December 31, 2023
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$3,626	$658	$683	$631	$1,654
Lease obligations (2)	266	37	65	55	109
Claim and claim adjustment expense reserves (3)	23,864	5,417	6,441	3,448	8,558
Future policy benefit reserves (4)	27,964	733	1,435	1,629	24,167
Total (5)	$55,720	$6,845	$8,624	$5,763	$34,488
(1)    Includes estimated future interest payments.
(2)    The lease obligations reflected above are not discounted and include additional operating lease commitments that have not yet commenced.
(3)    The Claim and claim adjustment expense reserves reflected above are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2023. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(4)    The Future policy benefit reserves reflected above are not discounted, include maintenance costs, represent our estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums, and are based on our assessment of facts and circumstances known as of December 31, 2023. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(5)    Does not include investment commitments of approximately $1,555 million related to future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities.
Further information on our commitments, contingencies and guarantees is provided in Notes A, B, E, F, G, I and M to the Consolidated Financial Statements included under Item 8.

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

December 31, 2023	Insurer Financial Strength Ratings	Senior Debt Ratings
A.M. Best	A	bbb+
Moody's	A2	Baa2
S&P	A+	A-
Fitch	A+	BBB+
A.M. Best, Moody’s, S&P and Fitch maintain stable outlooks across the Company’s Financial Strength and Senior Debt Ratings.
CNA Insurance Company Limited and CNA Insurance Company (Europe) S.A. are included within S&P’s Insurer Financial Strength Rating for the Company. Syndicate 382 benefits from the Financial Strength Rating of Lloyd’s, which is rated AA- by S&P with a stable outlook and A by A.M. Best with a positive outlook.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards, see Note A to the Consolidated Financial Statements included under Item 8.
RECENT TAX LEGISLATION
Corporate Alternative Minimum Tax
The Inflation Reduction Act was enacted on August 16, 2022, and includes, among other provisions, a corporate alternative minimum tax (CAMT) of 15%, effective January 1, 2023, imposed on the adjusted financial statement income (AFSI) of an applicable corporation whose average annual AFSI over three prior years exceeds $1 billion. Based on interpretations of the CAMT and current guidance, we believe that the CAMT has no impact on our financial results for the year ended December 31, 2023. Along with Loews, we will continue to monitor as additional technical guidance from the U.S. Department of Treasury, including forthcoming proposed regulations, becomes available.
Pillar Two
The Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting has introduced rules to establish a global minimum corporate tax rate of 15%, commonly referred to as the Pillar Two rules. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. We are currently evaluating the potential impacts that Pillar Two may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which we operate.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves (note that loss reserves for long-term care, A&EP and other mass tort claims are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures); the impact of routine ongoing insurance reserve reviews we conduct; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statements. We cannot control many of these risks and uncertainties. Material risks and uncertainties are addressed in Part I, Item IA Risk Factors and include, but are not limited to, the following:
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
•the risk that the other parties to the transactions in which, subject to certain limitations, we ceded our legacy A&EP and EWC liabilities, respectively, will not fully perform their respective obligations to CNA, the uncertainty in estimating loss reserves for A&EP and EWC liabilities and the possible continued exposure of CNA to liabilities for A&EP and EWC claims that are not covered under the terms of the respective transactions; and
•the performance of reinsurance companies under reinsurance contracts with us.

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
•the effects of reviver statutes that extend, or eliminate, the statute of limitations for the reporting of claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse, on the frequency of claims;
•the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;
•product and policy availability and demand and market responses, including the level of ability to obtain rate increases;
•the COVID-19 pandemic, including new or emerging variants, other potential pandemics and related measures to mitigate the spread of the foregoing may continue to result in increased claims and related litigation risk across our enterprise;
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
Regulatory, Legal and Operational Factors
•regulatory and legal initiatives and compliance with governmental regulations and other legal requirements, which are increasing in complexity and number, change frequently, sometimes conflict, and could expose us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape), legal inquiries by state authorities, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, including those revising applicability of statutes of limitations, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;
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
•breaches of our or our vendors' data security infrastructure resulting in unauthorized access to systems and information, and/or interruption of operations; and
•regulatory and legal implications relating to the sophisticated cyber incident sustained by the Company in March 2021 that may arise.
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
•the occurrence of epidemics and pandemics; and
•mass tort claims, including those related to exposure to potentially harmful products or substances such as glyphosate, lead paint, per- and polyfluoroalkyl substances (PFAS) and opioids; sexual abuse and molestation claims; and claims arising from changes that repeal or weaken tort reforms.
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
Sensitivity Analysis
We monitor our sensitivity to interest rate changes by revaluing financial assets and liabilities using a variety of different interest rates. We use duration and convexity at the security level to estimate the change in fair value that would result from a change in each security's yield. Duration measures the price sensitivity of an asset to changes in yield. Convexity measures how the duration of the asset changes with interest rates. The duration and convexity analysis takes into account the unique characteristics (e.g., call and put options and prepayment expectations) of each security in determining the hypothetical change in fair value. The analysis is performed at the security level and aggregated up to the asset category levels for reporting in the tables below.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2023 and 2022 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2023 and 2022, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2023 and 2022, with all other variables held constant. Our common stock holdings, which are included in equity securities, were assumed to be highly and positively correlated with the S&P 500 index. For our limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of our portfolio and indices with similar strategies relative to the S&P 500.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2023 and 2022 due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2023		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$40,425	$(2,779)	$(319)	$—
Equity securities	683	(14)	—	(19)
Limited partnership investments	2,174	—	(1)	(87)
Other invested assets	80	—	(7)	—
Mortgage loans (1)	997	(34)	—	—
Short-term investments	2,165	(2)	(19)	—
Total assets	46,524	(2,829)	(346)	(106)
Derivative financial instruments, included in Other liabilities	(1)	—	1	—
Total	$46,523	$(2,829)	$(345)	$(106)
Short-term debt (2)	$546	$(2)	$—	$—
Long-term debt (2)	2,385	(110)	—	—
Total debt	$2,931	$(112)	$—	$—

December 31, 2022		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$37,627	$(2,603)	$(266)	$—
Equity securities	674	(18)	—	(18)
Limited partnership investments	1,926	—	—	(77)
Other invested assets	78	—	(7)	—
Mortgage loans (1)	973	(38)	—	—
Short-term investments	1,832	(2)	(21)	—
Total assets	43,110	(2,661)	(294)	(95)
Derivative financial instruments, included in Other liabilities	(1)	—	1	—
Total	$43,109	$(2,661)	$(293)	$(95)
Short-term debt (2)	$248	$(2)	$—	$—
Long-term debt (2)	2,349	(92)	—	—
Total debt	$2,597	$(94)	$—	$—
(1) Reported at amortized value, less allowance for credit loss, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(2)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2023 and 2022 due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2023		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$40,425	$(4,166)	$(638)	$—
Equity securities	683	(22)	—	(48)
Limited partnership investments	2,174	—	(1)	(217)
Other invested assets	80	—	(15)	—
Mortgage loans (1)	997	(51)	—	—
Short-term investments	2,165	(4)	(38)	—
Total assets	46,524	(4,243)	(692)	(265)
Derivative financial instruments, included in Other liabilities	(1)	—	3	—
Total	$46,523	$(4,243)	$(689)	$(265)
Short-term debt (2)	$546	$(3)	$—	$—
Long-term debt (2)	2,385	(165)	—	—
Total debt	$2,931	$(168)	$—	$—

December 31, 2022		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$37,627	$(3,902)	$(532)	$—
Equity securities	674	(26)	—	(46)
Limited partnership investments	1,926	—	—	(193)
Other invested assets	78	—	(14)	—
Mortgage loans (1)	973	(57)	—	—
Short-term investments	1,832	(3)	(41)	—
Total assets	43,110	(3,988)	(587)	(239)
Derivative financial instruments, included in Other liabilities	(1)	—	2	—
Total	$43,109	$(3,988)	$(585)	$(239)
Short-term debt (2)	$248	$(3)	$—	$—
Long-term debt (2)	2,349	(138)	—	—
Total debt	$2,597	$(141)	$—	$—
(1) Reported at amortized value, less allowance for credit loss, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(2)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
Changes in discount rates used to measure our liability for future policyholder benefits (LFPB) would reduce the impact of the decrease in Fixed maturity securities within Other comprehensive income. The carrying value of the LFPB was $14.0 billion and $13.5 billion as of December 31, 2023 and 2022. The estimated decrease in the carrying value of the LFPB as of December 31, 2023 and 2022 due to an increase in yield rates of 100 basis points was $1.5 billion. The estimated decrease in the carrying value of the LFPB as of December 31, 2023 and 2022 due to an increase in yield rates of 150 basis points was $2.1 billion. We have estimated the change in the carrying value of the LFPB due to interest rate changes by discounting the expected future cash flows using different interest rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2023	2022 (1)	2021 (1)
Revenues
Net earned premiums	$9,480	$8,667	$8,175
Net investment income	2,264	1,805	2,159
Net investment (losses) gains	(99)	(199)	120
Non-insurance warranty revenue	1,624	1,574	1,430
Other revenues	30	32	24
Total revenues	13,299	11,879	11,908
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement gain (loss) of $(88), $(214), and $(8))	7,068	6,653	6,371
Amortization of deferred acquisition costs	1,644	1,490	1,443
Non-insurance warranty expense	1,544	1,471	1,328
Other operating expenses	1,398	1,339	1,191
Interest	127	112	113
Total claims, benefits and expenses	11,781	11,065	10,446
Income before income tax	1,518	814	1,462
Income tax expense	(313)	(132)	(278)
Net income	$1,205	$682	$1,184

Basic earnings per share	$4.44	$2.51	$4.36

Diluted earnings per share	$4.43	$2.51	$4.34

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.3	271.6	271.8
Diluted	272.2	272.5	272.8
(1) As of January 1, 2023, the Company adopted ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12) using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Comprehensive Income (Loss)
Net income	$1,205	$682	$1,184
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(5)	(5)	(2)
Net unrealized gains and losses on other investments	1,125	(6,097)	(987)
Net unrealized gains and losses on investments	1,120	(6,102)	(989)
Impact of changes in discount rates used to measure long-duration contract liabilities	(318)	3,959	941
Foreign currency translation adjustment	58	(108)	(19)
Pension and postretirement benefits	66	13	244
Other comprehensive income (loss), net of tax	926	(2,238)	177
Total comprehensive income (loss)	$2,131	$(1,556)	$1,361
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2023	2022 (1)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $42,414 and $41,032, less allowance for credit loss of $16 and $1)	$40,425	$37,627
Equity securities at fair value (cost of $686 and $703)	683	674
Limited partnership investments	2,174	1,926
Other invested assets	80	78
Mortgage loans (less allowance for credit loss of $35 and $24)	1,035	1,040
Short-term investments	2,165	1,832
Total investments	46,562	43,177
Cash	345	475
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $22)	5,412	5,416
Insurance receivables (less allowance for uncollectible receivables of $28 and $29)	3,442	3,158
Accrued investment income	444	402
Deferred acquisition costs	896	806
Deferred income taxes	1,016	1,251
Property and equipment at cost (less accumulated depreciation of $296 and $280)	253	226
Goodwill	146	144
Deferred non-insurance warranty acquisition expense	3,661	3,671
Other assets (includes $23 and $18 due from Loews Corporation)	2,534	2,274
Total assets	$64,711	$61,000
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,304	$22,120
Unearned premiums	6,933	6,374
Future policy benefits	13,959	13,480
Short-term debt	550	243
Long-term debt	2,481	2,538
Deferred non-insurance warranty revenue	4,694	4,714
Other liabilities (includes $28 and $26 due to Loews Corporation)	2,897	2,983
Total liabilities	54,818	52,452
Commitments and contingencies (Notes B and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,881,457 and 270,895,902 shares outstanding)	683	683
Additional paid-in capital	2,221	2,220
Retained earnings	9,755	9,336
Accumulated other comprehensive loss	(2,672)	(3,598)
Treasury stock (2,158,786 and 2,144,341 shares), at cost	(94)	(93)
Total stockholders’ equity	9,893	8,548
Total liabilities and stockholders' equity	$64,711	$61,000
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Cash Flows from Operating Activities
Net income	$1,205	$682	$1,184
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	2	(89)	43
Trading portfolio activity	1	6	20
Net investment losses (gains)	99	199	(120)
Equity method investees	(8)	250	(127)
Net amortization of investments	(191)	(129)	(81)
Depreciation and amortization	73	51	54
Changes in:
Receivables, net	(245)	(226)	(1,358)
Accrued investment income	(41)	(29)	3
Deferred acquisition costs	(85)	(79)	(30)
Insurance reserves	1,667	2,058	2,485
Other, net	(192)	(192)	(76)
Net cash flows provided by operating activities	2,285	2,502	1,997
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	4,029	5,909	3,816
Fixed maturity securities - maturities, calls and redemptions	1,334	2,358	4,464
Equity securities	317	509	316
Limited partnerships	164	138	246
Mortgage loans	122	125	190
Purchases:
Fixed maturity securities	(6,616)	(9,821)	(9,307)
Equity securities	(293)	(294)	(304)
Limited partnerships	(402)	(337)	(440)
Mortgage loans	(127)	(200)	(95)
Change in other investments	(2)	8	(6)
Change in short-term investments	(274)	155	(83)
Purchases of property and equipment	(90)	(52)	(26)
Other, net	(5)	(10)	1
Net cash flows used by investing activities	(1,843)	(1,512)	(1,228)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(787)	(982)	(621)
Proceeds from the issuance of debt	491	—	—
Repayment of debt	(243)	—	—
Purchase of treasury stock	(24)	(39)	(18)
Other, net	(14)	(11)	(9)
Net cash flows used by financing activities	(577)	(1,032)	(648)
Effect of foreign exchange rate changes on cash	5	(19)	(4)
Net change in cash	(130)	(61)	117
Cash, beginning of year	475	536	419
Cash, end of year	$345	$475	$536
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,220	2,215	2,211
Stock-based compensation	1	5	4
Balance, end of year	2,221	2,220	2,215
Retained Earnings
Balance, beginning of year, as previously reported	9,572	9,663	9,081
Cumulative effect adjustments from changes in accounting guidance, net of tax	(236)	(24)	(6)
Balance, beginning of year, as adjusted	9,336	9,639	9,075
Dividends to common stockholders ($2.88, $3.60, and $2.27 per share)	(786)	(985)	(620)
Net income	1,205	682	1,184
Balance, end of year	9,755	9,336	9,639
Accumulated Other Comprehensive (Loss)
Balance, beginning of year, as previously reported	(3,557)	320	803
Cumulative effect adjustments from changes in accounting guidance, net of tax	(41)	(1,680)	(2,340)
Balance, beginning of year, as adjusted	(3,598)	(1,360)	(1,537)
Other comprehensive income (loss)	926	(2,238)	177
Balance, end of year	(2,672)	(3,598)	(1,360)
Treasury Stock
Balance, beginning of year	(93)	(72)	(71)
Stock-based compensation	23	18	17
Purchase of treasury stock	(24)	(39)	(18)
Balance, end of year	(94)	(93)	(72)
Total stockholders' equity	$9,893	$8,548	$11,105
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of December 31, 2023.
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
Recently Adopted Accounting Standards Updates (ASU)
ASU 2018-12: In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12; LDTI), which requires changes to the measurement and disclosure of long-duration contracts. Entities are required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) used to measure the liability for future policyholder benefits (LFPB) at least annually. The LFPB must also be updated for actual experience at least annually. The LFPB is reflected as Insurance reserves: Future policy benefits on the Consolidated Balance Sheet. The discount rate assumption used to measure the LFPB must be updated quarterly using an upper-medium grade (low credit risk) fixed-income instrument yield, commonly interpreted as a single-A rate. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in the Company's results of operations within Insurance claims and policyholders' benefits. The effect of changes in discount rate assumptions are recorded in Other comprehensive income (loss). In contrast, under legacy accounting guidance, cash flow and discount rate assumptions were locked-in unless a premium deficiency emerged. The discount rate assumption under legacy accounting guidance was determined using the Company’s internal investment portfolio yield, which was generally higher than a single-A yield.
The new guidance eliminates the need to hold shadow reserves associated with the Company’s long-term care reserves. Under legacy accounting guidance, to the extent that unrealized gains on fixed maturity securities supporting long-term care reserves would have resulted in a premium deficiency if realized, a related increase to Insurance reserves was recorded, net of tax, as a reduction of net unrealized gains (losses), through Other comprehensive income (loss) (shadow reserves).
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
Under the new guidance, the Net Premium Ratio (NPR) is capped at 100%. To the extent that NPR would otherwise exceed 100%, the LFPB is increased and a loss is recognized immediately in the Company’s results of operations. The NPR cap is applied at the cohort level each quarter when the NPR is updated. In contrast, under legacy accounting guidance, premium deficiency testing was performed annually at the product level. See Note F to the Consolidated Financial Statements for further explanation of the NPR and LFPB calculations.
The Company adopted the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. The Company's run-off long-term care business is in scope of the new guidance. All prior periods presented in the financial statements have been adjusted to reflect application of the new guidance. The Company’s original locked in discount rate, utilized for purposes of calculating the NPR under the new guidance, was based on the discount rate assumption used to calculate the LFPB immediately prior to the transition date. While the requirements of the new guidance represent a material change from legacy accounting, the new guidance does not impact capital and surplus under statutory accounting practices, cash flows or the underlying economics of the business.
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
(1) In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the Company reclassified the long-term care reserves for policyholders currently receiving benefits from Claim and claim adjustment expenses to Future policy benefits. This change was applied retrospectively as of January 1, 2021.
Shadow reserves associated with the Company’s long-term care business were de-recognized as of the transition date in Accumulated other comprehensive income (AOCI). The effect of re-measuring the LFPB at the single-A discount rate as of the transition date was similarly recorded in AOCI. The Company did not have any cohorts for which the NPR exceeded 100% at the transition date.
The Company’s practice under legacy accounting guidance was to calculate and record premium deficiency reserves at the policy level. Accordingly, an allocation methodology was not required to assign historical premium deficiency reserves to cohorts upon transition to ASU 2018-12.

The following table presents after tax adjustments to the opening balance of Stockholders’ equity resulting from adoption of ASU 2018-12:

(In millions)	Accumulated other comprehensive income (loss)	Retained earnings
Balance as of December 31, 2020, as previously reported	$803	$9,081
De-recognition of shadow reserves	2,601	—
Re-measurement of LFPB using an upper-medium grade fixed income instrument yield discount rate	(4,941)	—
Other adjustments	—	(6)
Balance as of January 1, 2021, as adjusted	$(1,537)	$9,075
The effects of adoption of ASU 2018-12 on the Consolidated Statement of Operations for the year ended December 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Insurance claims and policyholders’ benefits (1)	$6,386	$267	$6,653
Income (loss) before income tax	1,081	(267)	814
Income tax (expense) benefit	(187)	55	(132)
Net income	894	(212)	682
Basic earnings (loss) per share	3.29	(0.78)	2.51
Diluted earnings (loss) per share	3.28	(0.77)	2.51
(1) The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain (loss) of $(214) million, which is presented parenthetically on the Consolidated Statement of Operations.
The effects of adoption of ASU 2018-12 on the Consolidated Statement of Operations for the year ended December 31, 2021 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Insurance claims and policyholders’ benefits (1)	$6,349	$22	$6,371
Income (loss) before income tax	1,484	(22)	1,462
Income tax (expense) benefit	(282)	4	(278)
Net income	1,202	(18)	1,184
Basic earnings (loss) per share	4.42	(0.06)	4.36
Diluted earnings (loss) per share	4.41	(0.07)	4.34
(1) The effect of adopting ASU 2018-12 on Insurance claims and policyholders’ benefits is inclusive of the re-measurement gain (loss) of $(8) million, which is presented parenthetically on the Consolidated Statement of Operations.
The effects of adoption of ASU 2018-12 on the Consolidated Balance Sheet as of December 31, 2022 were as follows:

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
(1) In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the Company reclassified the long-term care reserves for policyholders currently receiving benefits from Claim and claim adjustment expenses to Future policy benefits. This change was applied retrospectively as of January 1, 2021.

The effects of adoption of ASU 2018-12 on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Changes in: Net unrealized gains and losses on other investments	$(3,777)	$(2,320)	$(6,097)
Net unrealized gains and losses on investments	(3,782)	(2,320)	(6,102)
Impact of changes in discount rates used to measure long-duration contract liabilities	—	3,959	3,959
Other comprehensive income (loss), net of tax	(3,877)	1,639	(2,238)
Total comprehensive income (loss)	(2,983)	1,427	(1,556)
The effects of adoption of ASU 2018-12 on the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2021 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Changes in: Net unrealized gains and losses on other investments	$(706)	$(281)	$(987)
Net unrealized gains and losses on investments	(708)	(281)	(989)
Impact of changes in discount rates used to measure long-duration contract liabilities	—	941	941
Other comprehensive income (loss), net of tax	(483)	660	177
Total comprehensive income (loss)	719	642	1,361
The effects of adoption of ASU 2018-12 on the Consolidated Statement of Cash Flows for the year ended December 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net income	$894	$(212)	$682
Deferred income tax expense (benefit)	(34)	(55)	(89)
Changes in: Insurance reserves	1,791	267	2,058
The effects of adoption of ASU 2018-12 on the Consolidated Statement of Cash Flows for the year ended December 31, 2021 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net income	$1,202	$(18)	$1,184
Deferred income tax expense (benefit)	47	(4)	43
Changes in: Insurance reserves	2,463	22	2,485
The effects of adoption of ASU 2018-12 on segment results of operations of the Life & Group segment for the year ended December 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net incurred claims and benefits (1)	$1,202	$267	$1,469
Core income (loss) before income tax	(53)	(267)	(320)
Income tax (expense) benefit on core income (loss)	44	55	99
Core income (loss)	(9)	(212)	(221)
(1) The effect of adopting ASU 2018-12 on Net incurred claims and benefits is inclusive of the re-measurement gain (loss) of $(214) million, which is presented parenthetically on the Consolidated Statement of Operations.

The effects of adoption of ASU 2018-12 on segment results of operations of the Life & Group segment for the year end ended December 31, 2021 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Net incurred claims and benefits (1)	$1,239	$22	$1,261
Core income (loss) before income tax	105	(22)	83
Income tax (expense) benefit on core income (loss)	21	4	25
Core income (loss)	126	(18)	108
(1) The effect of adopting ASU 2018-12 on Net incurred claims and benefits is inclusive of the re-measurement gain (loss) of $(8) million, which is presented parenthetically on the Consolidated Statement of Operations.
The effects of adoption of ASU 2018-12 on segment results for selected balance sheet lines of the Life & Group segment as of December 31, 2022 were as follows:

(In millions)	Prior to Adoption	Effect of Adoption	As reported
Claim and claim adjustment expenses (1)	$3,674	$(2,979)	$695
Future policy benefits (1)	10,151	3,329	13,480
(1) In conjunction with the adoption of ASU 2018-12, at January 1, 2023, the Company reclassified the long-term care reserves for policyholders currently receiving benefits from Claim and claim adjustment expenses to Future policy benefits. This change was applied retrospectively as of January 1, 2021.
Accounting Standards Pending Adoption
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the company’s Chief Operating Decision Maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
Insurance Operations
Premiums: Insurance premiums on property and casualty insurance contracts are recognized in proportion to the underlying risk insured and are primarily earned ratably over the term of the policies. Premiums on long-term care contracts are earned ratably over the policy year in which they are due. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.
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
Claim and claim adjustment expense reserves: Claim and claim adjustment expense reserves, except reserves for structured settlements not associated with asbestos and environmental pollution (A&EP) and workers' compensation lifetime claims, are not discounted and are based on i) case basis estimates for losses reported on direct business, adjusted in the aggregate for ultimate loss expectations; ii) estimates of incurred but not reported (IBNR) losses; iii) estimates of losses on assumed reinsurance; iv) estimates of future expenses to be incurred in the settlement of claims; v) estimates of salvage and subrogation recoveries and vi) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserving process and are part of the recorded reserve balance. Ceded claim and claim adjustment expense reserves are reported as a component of Reinsurance receivables on the Consolidated Balance Sheets.
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.2 billion and $1.1 billion as of December 31, 2023 and 2022. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.4% as of December 31, 2023 and 2022. This interest rate is based on the expected yield of the assets that support the reserves and reinvestment assumptions. As of December 31, 2023 and 2022, the discounted reserves for unfunded structured settlements were $465 million and $485 million, net of discount of $559 million and $590 million. For the years ended December 31, 2023, 2022 and 2021, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $34 million, $36 million and $36 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2023 and 2022, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2023 and 2022, the discounted reserves for workers’ compensation lifetime claim reserves were $196 million and $211 million, net of discount of $88 million and $93 million. For the years ended December 31, 2023, 2022 and 2021, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $9 million, $9 million and $12 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations, but is excluded from the Company's disclosure of prior year loss reserve development.
Future policy benefit reserves: Future policy benefit reserves are associated with the Company's run-off long-term care business and relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits.

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
The key cash flow assumptions used to estimate the LFPB are morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expenses. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. Expense assumptions relate to claim adjudication. The Company has not elected the practical expedient that allows locking in the expense assumption. The carried LFPB discount rate is determined using the upper-medium grade fixed income instrument yield curve.
The Company has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually, in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increases and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered.
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
Quarterly, the updated NPR is used to derive an updated LFPB as of the beginning of the current quarter measured at the original locked in discount rate. The updated LFPB is then compared to the existing carrying amount of the liability as of the same date (measured at the original locked in discount rate) to determine the re-measurement gain (loss), which is presented parenthetically within the Insurance claims and policyholders’ benefits line on the Consolidated Statements of Operations.
Insurance contracts are grouped into cohorts according to issue year. Contracts assumed through reinsurance are generally included within the same cohorts as contracts issued directly by the Company, according to issue year. The issue year for assumed contracts is defined according to the date that the Company’s assumption of insurance risk incepted. For assumed contracts that were reinsured concurrently with the issuance of the underlying direct contract, issue year is defined as the year that the underlying policy was issued. For contracts that were already in-force when assumed by the Company, issue year is defined as the year in which the reinsurance agreement incepted. For group long-term care business, issue year is defined as the year the individual insurance certificate was issued. Long-term care is the Company's only long-duration product line, therefore, cohorts are not further disaggregated by product.
Insurance-related assessments: Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the liability balances were $84 million and $74 million.
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
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, the Company separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. The Company has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on the Company’s historical loss experience and the Company’s assessment of the reinsurance counterparty's risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 5% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations. See the Credit Losses section of this note for additional information on the Company's allowances for expected credit losses.
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

Policyholder dividends: Policyholder dividends are paid to participating policyholders within the workers' compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 2%, 2% and 1% of total net written premiums for each of the years ended December 31, 2023, 2022 and 2021. Dividends to policyholders are accrued according to the Company's best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims & policyholders' benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.
Investments
The Company classifies its fixed maturity securities as either available-for-sale or trading, and as such, they are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value of available-for-sale securities are reported as a component of Other comprehensive income.
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

Short-term investments are carried at fair value, with the exception of cash accounts earning interest, which are carried at cost and approximate fair value. Changes in fair value are reported as a component of Other comprehensive income.
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
Deferred Non-Insurance Warranty Revenue and Acquisition Expense
Non-insurance warranty revenue is primarily generated from separately-priced service contracts that provide mechanical breakdown and other coverages to vehicle or consumer goods owners. The warranty contracts generally provide coverage from 1 month to 10 years. For warranty products where the Company acts as the principal in the transaction, Non-insurance warranty revenue is reported on a gross basis, with amounts paid by customers reported as Non-insurance warranty revenue and commissions paid to agents and dealers reported as Non-insurance warranty expense.
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
Foreign Currency
The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rates on the date of the transaction or at average exchange rates. Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. Foreign currency transaction gains (losses) of $9 million, $(22) million and less than $(1) million were included in determining Net income for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2023, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in goodwill impairment.
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
For each of the years ended December 31, 2023, 2022 and 2021, approximately 1 million potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. Excluded from the calculation of diluted earnings (loss) per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
Supplementary Cash Flow Information
Cash payments made for interest were $124 million, $109 million and $110 million for the years ended December 31, 2023, 2022 and 2021. Cash payments made for income taxes were $282 million, $277 million and $278 million for the years ended December 31, 2023, 2022 and 2021.

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2023	2022	2021
Fixed maturity securities	$1,941	$1,787	$1,707
Equity securities	63	23	83
Limited partnership investments	174	(12)	362
Mortgage loans	58	54	61
Short-term investments	75	16	1
Trading portfolio	4	4	9
Other	28	5	—
Gross investment income	2,343	1,877	2,223
Investment expense	(79)	(72)	(64)
Net investment income	$2,264	$1,805	$2,159
Net investment income (loss) recognized due to the change in fair value of common stock held as of December 31, 2023, 2022 and 2021	$11	$47	$28
The Company did not hold any non-income producing fixed maturity securities as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company held $20 million and $7 million of non-income producing mortgage loans, net of the allowance for credit losses. As of December 31, 2023 and 2022, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2023	2022	2021
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$75	$120	$186
Gross losses	(166)	(261)	(90)
Net investment gains (losses) on fixed maturity securities	(91)	(141)	96
Equity securities	4	(116)	4
Derivatives	(1)	64	6
Mortgage loans	(11)	(8)	10
Short-term investments and other	—	2	4
Net investment gains (losses)	$(99)	$(199)	$120
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of December 31, 2023, 2022 and 2021	$14	$(75)	$2
Net investment gains (losses) for the year ended December 31, 2022 in the table above included an $18 million net gain related to the novation of a coinsurance agreement on the Company’s legacy annuity business, which was transacted on a funds withheld basis and gave rise to an embedded derivative. The net gain of $18 million was comprised of a $62 million gain on the associated embedded derivative partially offset by a $44 million loss on fixed maturity securities supporting the funds withheld liability, transferred with the novation, to recognize unrealized losses which had been included in AOCI since the inception of the coinsurance agreement. Taken together, this net gain was the final recognition of changes in the valuation of the funds held assets and offset previously recognized net investment losses on the associated embedded derivative. The coinsurance agreement was novated in the fourth quarter of 2022.

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Years ended December 31
(In millions)	2023	2022	2021
Fixed maturity securities available-for-sale:
Corporate and other bonds	$33	$62	$11
Asset-backed	11	—	20
Impairment losses (gains) recognized in earnings	$44	$62	$31
For the years ended December 31, 2023, 2022, and 2021 the Company also recognized $11 million of losses, $8 million of losses and $10 million of gains related to mortgage loans primarily due to changes in expected credit losses.
The net change in unrealized gains (losses) on fixed maturity securities was $1,431 million, $(7,850) million and $(1,272) million for the years ended December 31, 2023, 2022 and 2021.

The following tables present a summary of fixed maturity securities.

December 31, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703	—	7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425	—	3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government-sponsored enterprises	152	1	2	—	151
Foreign government	741	6	34	—	713
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	42,414	1,022	2,995	16	40,425
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$42,414	$1,022	$2,995	$16	$40,425

December 31, 2022	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$23,137	$301	$2,009	$—	$21,429
States, municipalities and political subdivisions	8,918	338	939	—	8,317
Asset-backed:
Residential mortgage-backed	3,073	5	447	—	2,631
Commercial mortgage-backed	1,886	4	255	—	1,635
Other asset-backed	3,287	2	361	1	2,927
Total asset-backed	8,246	11	1,063	1	7,193
U.S. Treasury and obligations of government-sponsored enterprises	111	1	2	—	110
Foreign government	617	1	43	—	575
Redeemable preferred stock	3	—	—	—	3
Total fixed maturity securities available-for-sale	41,032	652	4,056	1	37,627
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$41,032	$652	$4,056	$1	$37,627

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total	$3,483	$74	$22,248	$2,921	$25,731	$2,995

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$15,946	$1,585	$1,634	$424	$17,580	$2,009
States, municipalities and political subdivisions	4,079	769	456	170	4,535	939
Asset-backed:
Residential mortgage-backed	1,406	144	1,143	303	2,549	447
Commercial mortgage-backed	1,167	159	408	96	1,575	255
Other asset-backed	2,087	262	542	99	2,629	361
Total asset-backed	4,660	565	2,093	498	6,753	1,063
U.S. Treasury and obligations of government-sponsored enterprises	76	1	16	1	92	2
Foreign government	473	26	78	17	551	43
Total	$25,234	$2,946	$4,277	$1,110	$29,511	$4,056

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	December 31, 2023		December 31, 2022
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,273	$309	$2,355	$337
AAA	1,524	261	1,559	298
AA	3,817	658	4,327	817
A	5,652	517	6,615	749
BBB	11,523	1,095	13,226	1,621
Non-investment grade	942	155	1,429	234
Total	$25,731	$2,995	$29,511	$4,056
Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2023 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of December 31, 2023.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $435 million and $394 million as of December 31, 2023 and 2022 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	10	7	17
Available-for-sale securities accounted for as PCD assets	22	—	22

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	8	—	8
Write-offs charged against the allowance	15	—	15
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	4	5
Balance as of December 31, 2023	$4	$12	$16

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2022	$11	$7	$18
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	3	3

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	12	—	12
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	(9)	(8)
Balance as of December 31, 2022	$—	$1	$1

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2023		2022
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,121	$1,091	$1,012	$1,001
Due after one year through five years	11,563	11,180	9,880	9,399
Due after five years through ten years	13,359	12,573	13,788	12,453
Due after ten years	16,371	15,581	16,352	14,774
Total	$42,414	$40,425	$41,032	$37,627
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2023 and 2022 was $2,174 million and $1,926 million, which includes net undistributed earnings of $250 million and $176 million. Limited partnerships comprising 17% of the total carrying value are reported on a current basis through December 31, 2023 with no reporting lag, 4% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 85% and 76% of the carrying value as of December 31, 2023 and 2022 were invested in private debt and equity. Limited partnerships comprising 15% and 24% of the carrying value as of December 31, 2023 and 2022 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital, distressed investing and real estate. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.
The ten largest limited partnership positions held totaled $622 million and $633 million as of December 31, 2023 and 2022. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% of the aggregate partnership equity as of December 31, 2023 and 2022, and the related income reflected on the Consolidated Statements of Operations represents approximately 1%, 2% and 2% of the changes in aggregate partnership equity for the years ended December 31, 2023, 2022 and 2021.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheets. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of December 31, 2023 and 2022.
There was less than $1 million of cash collateral provided by the Company and no cash collateral received from counterparties as of December 31, 2023 and 2022.
During the year ended December 31, 2022, the Company held an embedded derivative on a funds withheld liability related to a coinsurance agreement on its legacy annuity business. The Company novated the coinsurance agreement during 2022 resulting in the transfer of $224 million of fixed maturity securities, $4 million of short-term investments and $2 million of accrued investment income in settlement of the $216 million funds withheld liability and associated $14 million embedded derivative.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of December 31, 2023, the Company had commitments to purchase or fund approximately $1,555 million and sell approximately $35 million under the terms of these investments.
Investments on Deposit
Cash and securities with carrying values of approximately $3.1 billion and $2.8 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2023 and 2022.
Cash and securities with carrying values of approximately $0.9 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2023 and 2022.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

December 31, 2023	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2023	2022	2021	2020	2019	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$33	$9	$8	$98	$60	$238	$446
LTV 55% to 65%	—	—	5	—	8	—	13
LTV greater than 65%	—	31	11	—	—	—	42
DSCR 1.2x - 1.6x
LTV less than 55%	28	5	—	14	29	21	97
LTV 55% to 65%	34	36	36	23	—	32	161
LTV greater than 65%	—	65	—	—	—	—	65
DSCR ≤1.2
LTV less than 55%	6	34	—	—	—	—	40
LTV 55% to 65%	26	40	—	—	43	—	109
LTV greater than 65%	—	28	21	—	41	7	97
Total	$127	$248	$81	$135	$181	$298	$1,070
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of December 31, 2023, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

December 31, 2023				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions	—	7,348	44	7,392
Asset-backed	—	7,000	901	7,901
Total fixed maturity securities	161	38,274	1,990	40,425
Equity securities:
Common stock	167	—	24	191
Non-redeemable preferred stock	52	440	—	492
Total equity securities	219	440	24	683
Short term and other	1,976	32	—	2,008
Total assets	$2,356	$38,746	$2,014	$43,116
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

December 31, 2022				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$120	$21,187	$810	$22,117
States, municipalities and political subdivisions	—	8,274	43	8,317
Asset-backed	—	6,405	788	7,193
Total fixed maturity securities	120	35,866	1,641	37,627
Equity securities:
Common stock	150	—	35	185
Non-redeemable preferred stock	54	435	—	489
Total equity securities	204	435	35	674
Short term and other	1,608	71	—	1,679
Total assets	$1,932	$36,372	$1,676	$39,980
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2023	$810	$43	$788	$35	$1,676
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(4)	—	(4)
Reported in Net investment income	—	—	20	(7)	13
Reported in Other comprehensive income (loss)	38	1	9	—	48
Total realized and unrealized investment gains (losses)	38	1	25	(7)	57
Purchases	219	—	248	—	467
Sales	—	—	—	(4)	(4)
Settlements	(33)	—	(64)	—	(97)
Transfers into Level 3	11	—	23	—	34
Transfers out of Level 3	—	—	(119)	—	(119)
Balance as of December 31, 2023	$1,045	$44	$901	$24	$2,014
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2023 recognized in Other comprehensive income (loss) in the period	38	1	9	—	48

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2022	$937	$56	$556	$29	$1,578
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(2)	—	9	(6)	1
Reported in Net investment income	1	—	16	(3)	14
Reported in Other comprehensive income (loss)	(184)	(13)	(126)	—	(323)
Total realized and unrealized investment gains (losses)	(185)	(13)	(101)	(9)	(308)
Purchases	137	—	424	19	580
Sales	(5)	—	(2)	(3)	(10)
Settlements	(84)	—	(70)	9	(145)
Transfers into Level 3	10	—	75	—	85
Transfers out of Level 3	—	—	(94)	(10)	(104)
Balance as of December 31, 2022	$810	$43	$788	$35	$1,676
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2022 recognized in Net income (loss) in the period	$—	$—	$—	$(4)	$(4)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2022 recognized in Other comprehensive income (loss) in the period	(183)	(13)	(125)	—	(321)
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
Short Term and Other Invested Assets
Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes non-U.S. government securities for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short-term investments as presented in the tables above differ from the amounts presented on the Consolidated Balance Sheets because certain short-term investments, such as time deposits, are not measured at fair value.
As of December 31, 2023 and December 31, 2022, there were $75 million and $72 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

December 31, 2023	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1% - 7% (2%)

December 31, 2022	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,177	Discounted cash flow	Credit spread	1% - 8% (2%)
For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2023	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,035	$—	$—	$997	$997
Liabilities
Short-term debt	$550	$—	$546	$—	$546
Long-term debt	2,481	—	2,385	—	2,385

December 31, 2022	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,040	$—	$—	$973	$973
Liabilities
Short-term debt	$243	$—	$248	$—	$248
Long-term debt	2,538	—	2,349	—	2,349
The carrying amounts reported on the Consolidated Balance Sheets for Cash, Short-term investments not carried at fair value, Accrued investment income and certain Other assets and Other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the tables above.

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
For the years ended December 31, 2023, 2022 and 2021, the Company paid $263 million, $254 million and $238 million to Loews related to federal income taxes.
For 2021 through 2023, Loews and the Company participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. For 2021 and 2023, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant use of IRS resources. The Company believes that this approach should reduce tax-related uncertainties, if any.
As of December 31, 2023 and 2022, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to unrecognized tax benefits and tax refund claims in Income tax (expense) benefit on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2023, 2022 and 2021 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2023 or 2022.
The following table presents a reconciliation between the Company's income tax expense at statutory rates and the recorded income tax expense.

Years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Income tax expense at statutory rates	$(319)	$(172)	$(308)
Tax benefit from tax exempt income	30	41	51
Foreign taxes and credits	(5)	15	(3)
State income tax expense	(13)	(10)	(13)
Other tax expense	(6)	(6)	(5)
Income tax expense	$(313)	$(132)	$(278)
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
As of December 31, 2023, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

The following table presents the current and deferred components of the Company's income tax expense.

Years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Current tax expense	$(311)	$(221)	$(235)
Deferred tax (expense) benefit	(2)	89	(43)
Total income tax expense	$(313)	$(132)	$(278)
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
Total income tax presented above includes foreign tax expense of approximately $52 million, $1 million and $18 million related to pretax income from foreign operations of approximately $198 million, $141 million and $124 million for the years ended December 31, 2023, 2022 and 2021. Foreign tax expense for the year ended December 31, 2022 included a $10 million tax benefit for the revaluation of net deferred tax assets related to a U.K. tax rate change.
The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2023	2022 (1)
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$202	$178
Unearned premium reserves	213	198
Policyholder reserves	160	75
Deferred Revenue	62	64
Employee benefits	23	35
Deferred retroactive reinsurance benefit	88	89
Net unrealized losses	418	706
Other assets	111	116
Gross deferred tax assets	1,277	1,461
Deferred Tax Liabilities:
Investment valuation differences	83	59
Deferred acquisition costs	126	113
Net unrealized gains	—	—
Software and hardware	18	21
Other liabilities	34	17
Gross deferred tax liabilities	261	210
Net deferred tax asset	$1,016	$1,251
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
As of December 31, 2023, the CNA Tax Group had no loss carryforwards and a tax credit carryforward of $2 million which expires in 2033. The foreign operations had loss carryforwards of $169 million, which have no expiration. The foreign operations had a tax credit carryforward of $9 million, which has no expiration.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2023 or 2022.

Note E. Claim and Claim Adjustment Expense Reserves
Claim and claim adjustment expense reserves represent the estimated amounts necessary to resolve all outstanding claims, including incurred but not reported (IBNR) claims as of the reporting date. The Company's reserve projections are based primarily on detailed analysis of the facts in each case, the Company's experience with similar cases and various historical development patterns. Consideration is given to historical patterns such as claim reserving trends and settlement practices, loss payments, pending levels of unpaid claims and product mix, economic, medical and social inflation, and public attitudes. All of these factors can affect the estimation of claim and claim adjustment expense reserves.
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

As of December 31
(In millions)	2023
Net liability for unpaid claim and claim adjustment expenses:
Specialty	$5,916
Commercial	9,021
International	2,276
Life & Group (1)	582
Corporate & Other	368
Total net claim and claim adjustment expenses	18,163
Reinsurance receivables: (2)
Specialty	1,215
Commercial	1,082
International	433
Life & Group	93
Corporate & Other (3)	2,318
Total reinsurance receivables	5,141
Total gross liability for unpaid claim and claim adjustment expenses	$23,304
(1) The Life & Group segment amounts are related to unfunded structured settlements arising from short-duration contracts.
(2) Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.
(3) The Corporate & Other Reinsurance receivables are primarily related to A&EP claims covered under the A&EP Loss Portfolio Transfer (LPT).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

As of or for the years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Reserves, beginning of year:
Gross	$22,120	$21,269	$19,862
Ceded	5,191	4,969	4,005
Net reserves, beginning of year	16,929	16,300	15,857
Reduction of net reserves due to Excess Workers' Compensation Loss Portfolio Transfer	—	—	(632)
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,667	5,181	5,021
Increase (decrease) in provision for insured events of prior years	48	(32)	15
Amortization of discount	44	44	48
Total net incurred (2)	5,759	5,193	5,084
Net payments attributable to:
Current year events	(922)	(821)	(933)
Prior year events	(3,679)	(3,481)	(3,016)
Total net payments	(4,601)	(4,302)	(3,949)
Foreign currency translation adjustment and other	76	(262)	(60)
Net reserves, end of year	18,163	16,929	16,300
Ceded reserves, end of year	5,141	5,191	4,969
Gross reserves, end of year	$23,304	$22,120	$21,269
(1) In conjunction with the Company's adoption of ASU 2018-12, at January 1, 2023, long-term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expenses into Future policy benefits and this change was applied retrospectively as of January 1, 2021. See Note A to the Consolidated Financial Statements for additional information.
(2) Total net incurred does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, the loss on the Excess Workers' Compensation LPT (EWC LPT) and uncollectible reinsurance, which are not reflected in the table above.

Reserving Methodology
In developing claim and claim adjustment expense reserve estimates, the Company's actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. Factors considered include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in the Company's pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, social and economic trends. In addition to the detailed analyses, the Company reviews actual loss emergence for all products each quarter.
In developing the loss reserve estimates for property and casualty contracts, the Company generally projects ultimate losses using several common actuarial methods as listed below. The Company reviews the indications from the various methods and applies judgment to select an actuarial point estimate. The carried reserve may differ from the actuarial point estimate as a result of the Company's consideration of the factors noted above as well as the potential volatility of the projections associated with the specific product being analyzed and other factors affecting claims costs that may not be quantifiable through traditional actuarial analysis. The indicated required reserve is the difference between the selected ultimate loss and the inception-to-date paid losses. The difference between the selected ultimate loss and the case incurred or reported loss is IBNR. IBNR includes a provision for development on known cases as well as a provision for late reported incurred claims.
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
•Stochastic modeling: The stochastic modeling method produces a range of possible outcomes based on varying assumptions related to the particular product being modeled.
For many exposures, especially those that can be considered long-tail, a particular accident or policy year may not have a sufficient volume of paid losses to produce a statistically reliable estimate of ultimate losses. In such a case, the Company's actuaries typically assign more weight to the incurred development method than to the paid development method. As claims continue to settle and the volume of paid loss increases, the actuaries may assign additional weight to the paid development method. For most of the Company's products, even the incurred losses for accident or policy years that are early in the claim settlement process will not be of sufficient volume to produce a reliable estimate of ultimate losses. In these cases, the Company may not assign much, if any weight to the paid and incurred development methods. The Company may use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods. For short-tail exposures, the paid and incurred development methods can often be relied on sooner, primarily because the Company's history includes a sufficient number of years to cover the entire period over which paid and incurred losses are expected to change. However, the Company may also use the loss ratio, Bornhuetter-Ferguson and/or frequency times severity methods for short-

tail exposures. For other more complex reserve groups where the above methods may not produce reliable indications, the Company uses additional methods tailored to the characteristics of the specific situation.
The Company's reserving methodologies for mass tort and A&EP are similar as both are based on detailed reviews of large accounts with estimates of ultimate payments based on the facts in each case and the Company's view of applicable law and coverage litigation.

Gross and Net Carried Reserves
The following tables present the gross and net carried reserves.

December 31, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,604	$3,291	$864	$626	$1,353	$7,738
Gross IBNR Reserves	5,527	6,812	1,845	49	1,333	15,566
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,131	$10,103	$2,709	$675	$2,686	$23,304
Net Case Reserves	$1,392	$2,878	$708	$556	$129	$5,663
Net IBNR Reserves	4,524	6,143	1,568	26	239	12,500
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,916	$9,021	$2,276	$582	$368	$18,163

December 31, 2022	Specialty	Commercial	International	Life & Group(1)	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,529	$3,156	$817	$647	$1,428	$7,577
Gross IBNR Reserves	5,349	6,239	1,586	48	1,321	14,543
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$6,878	$9,395	$2,403	$695	$2,749	$22,120
Net Case Reserves	$1,310	$2,809	$686	$567	$137	$5,509
Net IBNR Reserves	4,253	5,621	1,317	27	202	11,420
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,563	$8,430	$2,003	$594	$339	$16,929
(1) In conjunction with the Company's adoption of ASU 2018-12, at January 1, 2023, long-term care reserves for policyholders currently receiving benefits were reclassified from Claim and claim adjustment expenses into Future policy benefits and this change was applied retrospectively as of January 1, 2021. See Note A to the Consolidated Financial Statements for additional information.
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Years ended December 31
(In millions)	2023	2022	2021
Pretax (favorable) unfavorable development:
Specialty	$(14)	$(40)	$(45)
Commercial	(22)	(43)	(6)
International	13	(13)	2
Corporate & Other	71	64	60
Total pretax (favorable) unfavorable development	$48	$(32)	$11
Unfavorable development of $71 million, $64 million, and $60 million was recorded within the Corporate & Other segment for the years ended December 31, 2023, 2022, and 2021 largely associated with legacy mass tort abuse claims. The 2022 unfavorable development also included the Diocese of Rochester proposed settlement.

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
The Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative net incurred claim and allocated claim adjustment expenses relating to each accident year at the end of the stated calendar year. Changes in the cumulative amount across time are the result of the Company's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses tables, reading across, show the cumulative amount paid for claims for each accident year as of the end of the stated calendar year. The Net Strengthening or (Releases) of Prior Accident Year Reserves tables, reading across, show the net increase or decrease in the cumulative net incurred accident year claim and allocated claim adjustment expenses during each stated calendar year and indicates whether the reserves for that accident year were strengthened or released.
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2022 and prior is unaudited. Information contained in the tables pertaining to the Company's International segment has been presented at the year-end 2023 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. The Company has presented development information for the Hardy business prospectively from the date of acquisition and is presented as a separate table within the Company's International segment. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
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

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Years ended December 31
(In millions)	2023	2022	2021
Pretax (favorable) unfavorable development:
Medical Professional Liability	$5	$18	$23
Other Professional Liability and Management Liability	37	50	24
Surety	(43)	(83)	(73)
Warranty	(11)	(21)	(14)
Other	(2)	(4)	(5)
Total pretax (favorable) unfavorable development	$(14)	$(40)	$(45)
2023
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in the Company’s professional errors and omissions (E&O) businesses in multiple accident years.
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

As of December 31
(In millions)	2023
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,460
Other Professional Liability and Management Liability	3,897
Surety	468
Warranty	28
Other	63
Total net liability for unpaid claim and claim adjustment expenses	$5,916

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2023
(In millions, except reported claims data)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	IBNR	Cumulative Number of Claims
Accident Year
2014	$450	$489	$537	$530	$535	$529	$527	$524	$527	$525	$6	19,830
2015		433	499	510	494	488	510	501	498	494	15	18,218
2016			427	487	485	499	508	510	508	514	17	16,169
2017				412	449	458	460	455	460	456	20	15,345
2018					404	429	431	448	470	495	41	15,266
2019						430	445	458	471	469	62	14,409
2020							477	476	455	447	180	11,129
2021								377	376	374	193	9,523
2022									329	329	206	9,237
2023										340	281	8,240
									Total	$4,443	$1,021
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
Accident Year
2014	$23	$136	$258	$359	$417	$472	$489	$497	$504	$510
2015		22	101	230	313	384	420	444	458	463
2016			18	121	246	339	401	436	460	483
2017				19	107	235	308	355	388	417
2018					21	115	211	290	349	418
2019						17	91	183	280	349
2020							11	61	139	201
2021								11	49	118
2022									10	57
2023										14
									Total	$3,030
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,413
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										22
Liability for unallocated claim adjustment expenses for accident years presented										25
Total net liability for unpaid claim and claim adjustment expenses										$1,460

Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	Total
Accident Year
2014	$39	$48	$(7)	$5	$(6)	$(2)	$(3)	$3	$(2)	$75
2015		66	11	(16)	(6)	22	(9)	(3)	(4)	61
2016			60	(2)	14	9	2	(2)	6	87
2017				37	9	2	(5)	5	(4)	44
2018					25	2	17	22	25	91
2019						15	13	13	(2)	39
2020							(1)	(21)	(8)	(30)
2021								(1)	(2)	(3)
2022									—	—
Total net development for the accident years presented above							14	16	9
Total net development for accident years prior to 2014							2	(3)	(4)
Total unallocated claim adjustment expense development							7	5	—
Total							$23	$18	$5
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2023
(In millions, except reported claims data)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	IBNR	Cumulative Number of Claims
Accident Year
2014	$878	$898	$885	$831	$835	$854	$845	$841	$842	$838	$26	17,585
2015		888	892	877	832	807	813	836	855	858	18	17,454
2016			901	900	900	904	907	891	888	906	39	17,987
2017				847	845	813	791	775	758	746	69	18,199
2018					850	864	869	906	923	941	101	20,038
2019						837	845	856	876	939	100	19,515
2020							930	944	951	945	281	19,437
2021								1,037	1,038	1,009	532	18,259
2022									1,120	1,112	706	18,165
2023										1,149	971	16,469
									Total	$9,443	$2,843
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
Accident Year
2014	$51	$223	$392	$515	$647	$707	$743	$787	$802	$806
2015		60	234	404	542	612	677	725	794	808
2016			64	248	466	625	701	736	784	826
2017				57	222	394	498	557	596	630
2018					54	282	473	599	706	779
2019						64	263	422	567	699
2020							67	248	400	523
2021								58	217	356
2022									64	225
2023										64
									Total	$5,716
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,727
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										115
Liability for unallocated claim adjustment expenses for accident years presented										55
Total net liability for unpaid claim and claim adjustment expenses										$3,897
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	Total
Accident Year
2014	$20	$(13)	$(54)	$4	$19	$(9)	$(4)	$1	$(4)	$(40)
2015		4	(15)	(45)	(25)	6	23	19	3	(30)
2016			(1)	—	4	3	(16)	(3)	18	5
2017				(2)	(32)	(22)	(16)	(17)	(12)	(101)
2018					14	5	37	17	18	91
2019						8	11	20	63	102
2020							14	7	(6)	15
2021								1	(29)	(28)
2022									(8)	(8)
Total net development for the accident years presented above							49	45	43
Total net development for accident years prior to 2014							(27)	5	(6)
Total unallocated claim adjustment expense development							2	—	—
Total							$24	$50	$37
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2023
(In millions, except reported claims data)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	IBNR	Cumulative Number of Claims
Accident Year
2014	$123	$124	$94	$69	$60	$45	$45	$43	$42	$41	$2	5,135
2015		131	131	104	79	63	58	53	45	45	2	5,085
2016			124	124	109	84	67	64	58	43	3	5,565
2017				120	115	103	84	71	66	67	4	5,883
2018					114	108	91	62	56	51	10	6,249
2019						119	112	98	87	82	12	6,152
2020							128	119	81	67	34	4,678
2021								137	129	110	68	4,645
2022									155	158	116	4,350
2023										175	167	2,750
									Total	$839	$418
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
Accident Year
2014	$7	$30	$38	$36	$38	$38	$39	$39	$38	$38
2015		7	26	38	40	42	44	42	42	43
2016			5	37	45	45	43	43	41	40
2017				23	37	41	46	49	62	62
2018					5	25	34	39	40	41
2019						12	34	44	59	70
2020							4	20	28	33
2021								5	20	35
2022									12	35
2023										8
									Total	$405
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$434
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										13
Liability for unallocated claim adjustment expenses for accident years presented										21
Total net liability for unpaid claim and claim adjustment expenses										$468
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	Total
Accident Year
2014	$1	$(30)	$(25)	$(9)	$(15)	$—	$(2)	$(1)	$(1)	$(82)
2015		—	(27)	(25)	(16)	(5)	(5)	(8)	—	(86)
2016			—	(15)	(25)	(17)	(3)	(6)	(15)	(81)
2017				(5)	(12)	(19)	(13)	(5)	1	(53)
2018					(6)	(17)	(29)	(6)	(5)	(63)
2019						(7)	(14)	(11)	(5)	(37)
2020							(9)	(38)	(14)	(61)
2021								(8)	(19)	(27)
2022									3	3
Total net development for the accident years presented above							(75)	(83)	(55)
Total net development for accident years prior to 2014							2	—	12
Total unallocated claim adjustment expense development							—	—	—
Total							$(73)	$(83)	$(43)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2023	2022	2021
Pretax (favorable) unfavorable development:
Commercial Auto	$33	$49	$53
General Liability	149	67	15
Workers' Compensation	(203)	(152)	(82)
Property and Other	(1)	(7)	8
Total pretax (favorable) unfavorable development	$(22)	$(43)	$(6)
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

As of December 31
(In millions)	2023
Net Claim and claim adjustment expenses:
Commercial Auto	$926
General Liability	3,780
Workers' Compensation	3,645
Property and Other	670
Total net liability for claim and claim adjustment expenses	$9,021

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2023
(In millions, except reported claims data)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	IBNR	Cumulative Number of Claims
Accident Year
2014	$234	$223	$212	$205	$205	$201	$201	$202	$201	$201	$1	33,633
2015		201	199	190	190	183	181	183	182	184	4	30,430
2016			198	186	186	186	190	195	200	197	4	30,455
2017				199	198	200	221	232	239	241	4	30,947
2018					229	227	227	245	254	255	1	34,333
2019						257	266	289	323	325	10	37,258
2020							310	303	304	298	21	29,142
2021								397	388	390	93	32,918
2022									437	465	137	36,777
2023										554	347	34,211
									Total	$3,110	$622
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
Accident Year
2014	$64	$102	$137	$166	$187	$196	$198	$199	$199	$200
2015		52	96	130	153	172	175	178	179	180
2016			52	93	126	154	175	185	190	192
2017				58	107	150	178	203	225	232
2018					66	128	175	212	238	249
2019						77	147	203	257	295
2020							71	134	197	246
2021								83	168	240
2022									112	236
2023										127
									Total	$2,197
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$913
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										4
Liability for unallocated claim adjustment expenses for accident years presented										9
Total net liability for unpaid claim and claim adjustment expenses										$926
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	Total
Accident Year
2014	$(11)	$(11)	$(7)	$—	$(4)	$—	$1	$(1)	$—	$(33)
2015		(2)	(9)	—	(7)	(2)	2	(1)	2	(17)
2016			(12)	—	—	4	5	5	(3)	(1)
2017				(1)	2	21	11	7	2	42
2018					(2)	—	18	9	1	26
2019						9	23	34	2	68
2020							(7)	1	(6)	(12)
2021								(9)	2	(7)
2022									28	28
Total net development for the accident years presented above							53	45	28
Total net development for accident years prior to 2014							—	4	2
Total unallocated claim adjustment expense development							—	—	3
Total							$53	$49	$33
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2023
(In millions, except reported claims data)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	IBNR	Cumulative Number of Claims
Accident Year
2014	$653	$658	$654	$631	$635	$658	$659	$659	$676	$679	$28	28,196
2015		581	576	574	589	600	602	617	625	639	28	24,261
2016			623	659	667	671	673	683	684	704	39	24,803
2017				632	632	632	634	630	652	690	36	22,471
2018					653	644	646	639	650	679	129	20,425
2019						680	682	682	691	720	174	19,647
2020							723	722	726	736	347	14,593
2021								782	784	793	401	15,121
2022									929	928	676	15,754
2023										1,071	963	11,633
									Total	$7,639	$2,821
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
Accident Year
2014	$31	$119	$247	$376	$481	$547	$569	$607	$624	$642
2015		19	110	230	357	446	501	530	561	573
2016			32	163	279	407	481	524	582	620
2017				23	118	250	399	471	553	606
2018					33	107	228	307	428	491
2019						25	98	181	322	455
2020							23	99	192	280
2021								26	140	262
2022									29	123
2023										33
									Total	$4,085
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,554
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										162
Liability for unallocated claim adjustment expenses for accident years presented										64
Total net liability for unpaid claim and claim adjustment expenses										$3,780
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	Total
Accident Year
2014	$5	$(4)	$(23)	$4	$23	$1	$—	$17	$3	$26
2015		(5)	(2)	15	11	2	15	8	14	58
2016			36	8	4	2	10	1	20	81
2017				—	—	2	(4)	22	38	58
2018					(9)	2	(7)	11	29	26
2019						2	—	9	29	40
2020							(1)	4	10	13
2021								2	9	11
2022									(1)	(1)
Total net development for the accident years presented above							13	74	151
Total net development for accident years prior to 2014							—	(7)	(2)
Total unallocated claim adjustment expense development							2	—	—
Total							$15	$67	$149

(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2023
(In millions, except reported claims data)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	IBNR	Cumulative Number of Claims
Accident Year
2014	$467	$480	$479	$452	$450	$446	$439	$448	$430	$419	$70	33,550
2015		422	431	406	408	394	382	372	353	334	59	31,904
2016			426	405	396	382	366	355	331	308	56	31,994
2017				440	432	421	400	402	399	398	78	33,142
2018					450	440	428	415	415	404	74	34,886
2019						452	449	437	436	419	78	34,349
2020							477	466	446	414	135	29,454
2021								468	454	432	146	30,066
2022									497	489	198	33,229
2023										555	344	31,549
									Total	$4,172	$1,238
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
Accident Year
2014	$61	$159	$215	$258	$282	$290	$297	$306	$312	$319
2015		51	131	180	212	231	243	251	256	259
2016			53	129	169	198	219	227	234	235
2017				63	151	207	243	265	279	287
2018					68	163	229	259	280	298
2019						71	169	223	262	291
2020							65	147	200	228
2021								67	164	222
2022									79	192
2023										87
									Total	$2,418
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,754
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										1,842
Other (2)										(23)
Liability for unallocated claim adjustment expenses for accident years presented										72
Total net liability for unpaid claim and claim adjustment expenses										$3,645
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	Total
Accident Year
2014	$13	$(1)	$(27)	$(2)	$(4)	$(7)	$9	$(18)	$(11)	$(48)
2015		9	(25)	2	(14)	(12)	(10)	(19)	(19)	(88)
2016			(21)	(9)	(14)	(16)	(11)	(24)	(23)	(118)
2017				(8)	(11)	(21)	2	(3)	(1)	(42)
2018					(10)	(12)	(13)	—	(11)	(46)
2019						(3)	(12)	(1)	(17)	(33)
2020							(11)	(20)	(32)	(63)
2021								(14)	(22)	(36)
2022									(8)	(8)
Total net development for the accident years presented above							(46)	(99)	(144)
Adjustment for development on a discounted basis							2	(3)	(2)
Total net development for accident years prior to 2014							(38)	(60)	(63)
Total unallocated claim adjustment expense development							—	10	6
Total							$(82)	$(152)	$(203)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Other includes the effect of discounting lifetime claim reserves.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2023	2022	2021
Pretax (favorable) unfavorable development:
Commercial	$(18)	$(10)	$(35)
Specialty	35	(4)	36
Other	(4)	1	1
Total pretax (favorable) unfavorable development	$13	$(13)	$2

2023
Favorable development in Commercial was due to lower than expected loss emergence across multiple accident years.
Unfavorable development in Specialty was due to higher than expected large loss emergence in the Company’s medical treatment and professional liability businesses in multiple accident years.
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

International - Line of Business Composition
The table below provides the composition of the net liability for unpaid claim and claim adjustment expenses for the International segment.

As of December 31
(In millions)	2023
Net Claim and claim adjustment expenses:
International excluding Hardy	$1,655
Hardy	621
Total net liability for claim and claim adjustment expenses	$2,276

International, Excluding Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2023
(In millions, except reported claims data)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	IBNR	Cumulative Number of Claims
Accident Year
2014	$276	$291	$291	$279	$272	$289	$290	$283	$286	$288	$15	25,130
2015		289	304	303	286	280	283	285	285	281	19	23,608
2016			284	302	288	285	276	290	292	309	36	18,079
2017				299	363	383	376	371	360	393	39	18,841
2018					367	385	389	388	401	411	48	21,327
2019						342	355	352	360	362	61	18,993
2020							381	372	362	347	107	15,744
2021								408	397	375	162	15,136
2022									428	438	227	11,899
2023										478	359	7,869
									Total	$3,682	$1,073
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
Accident Year
2014	$51	$121	$149	$166	$182	$203	$236	$241	$248	$253
2015		56	132	162	182	204	219	230	237	246
2016			66	131	158	180	192	214	226	237
2017				64	146	186	214	237	264	321
2018					89	166	212	242	266	308
2019						73	164	201	224	247
2020							60	128	162	178
2021								56	124	154
2022									46	138
2023										46
Total										$2,128
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,554
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										64
Liability for unallocated claim adjustment expenses for accident years presented										37
Total net liability for unpaid claim and claim adjustment expenses										$1,655
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	Total (2)
Accident Year
2014	$15	$—	$(12)	$(7)	$17	$1	$(7)	$3	$2	$12
2015		15	(1)	(17)	(6)	3	2	—	(4)	(8)
2016			18	(14)	(3)	(9)	14	2	17	25
2017				64	20	(7)	(5)	(11)	33	94
2018					18	4	(1)	13	10	44
2019						13	(3)	8	2	20
2020							(9)	(10)	(15)	(34)
2021								(11)	(22)	(33)
2022									10	10
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2023 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 110 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

International - Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2023
(In millions, except reported claims data)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	IBNR	Cumulative Number of Claims
Accident Year
2014	$183	$182	$175	$169	$170	$170	$169	$167	$166	$167	$(1)	8,534
2015		187	177	175	175	173	175	176	178	177	(3)	9,741
2016			227	244	233	223	224	218	219	223	6	10,895
2017				243	252	242	243	251	251	239	(5)	13,294
2018					268	298	302	307	307	324	36	15,366
2019						219	223	217	224	220	25	11,670
2020							210	201	195	192	55	7,036
2021								177	168	154	59	3,831
2022									190	186	96	2,371
2023										200	152	1,388
									Total	$2,082	$420
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
Accident Year
2014	$56	$122	$140	$150	$155	$161	$162	$163	$164	$164
2015		29	97	128	143	154	162	160	169	163
2016			63	144	171	180	193	204	205	208
2017				53	150	183	205	212	224	229
2018					55	170	200	231	249	270
2019						43	102	140	157	167
2020							27	77	103	118
2021								13	44	68
2022									23	58
2023										17
Total										$1,462
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$620
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2014										(8)
Liability for unallocated claim adjustment expenses for accident years presented										9
Total net liability for unpaid claim and claim adjustment expenses										$621
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023	Total(2)
Accident Year
2014	$(1)	$(7)	$(6)	$1	$—	$(1)	$(2)	$(1)	$1	$(16)
2015		(10)	(2)	—	(2)	2	1	2	(1)	(10)
2016			17	(11)	(10)	1	(6)	1	4	(4)
2017				9	(10)	1	8	—	(12)	(4)
2018					30	4	5	—	17	56
2019						4	(6)	7	(4)	1
2020							(9)	(6)	(3)	(18)
2021								(9)	(14)	(23)
2022									(4)	(4)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2023 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 110 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

The table below presents information about average historical claims duration as of December 31, 2023 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10
Specialty
Medical Professional Liability	3.7%	16.4%	22.1%	17.2%	12.4%	9.1%	4.8%	2.9%	1.2%	1.1%
Other Professional Liability and Management Liability	6.5%	19.8%	19.3%	14.9%	10.9%	6.3%	4.9%	6.0%	1.7%	0.5%
Surety(1)	17.7%	46.6%	17.7%	3.4%	2.2%	5.2%	(1.7)%	(0.8)%	(0.1)%	—%

Commercial
Commercial Auto	25.2%	22.2%	18.2%	14.3%	10.6%	4.9%	2.0%	0.7%	0.3%	0.5%
General Liability	3.6%	12.8%	16.3%	17.4%	14.4%	9.1%	5.9%	5.3%	2.2%	2.7%
Workers' Compensation	16.0%	22.9%	13.8%	8.8%	6.0%	3.2%	2.1%	1.3%	1.2%	1.7%

International
International - Excluding Hardy	16.9%	21.8%	9.8%	6.5%	5.9%	7.4%	8.4%	2.6%	2.8%	1.7%
International - Hardy	18.0%	31.3%	13.7%	7.5%	4.7%	4.9%	0.5%	2.3%	(1.4)%	—%
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
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2023	2022	2021
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$86	$92	$143
Provision for uncollectible third-party reinsurance on A&EP	—	(5)	(5)
Total additional amounts ceded under LPT	86	87	138
Retroactive reinsurance benefit recognized	(94)	(91)	(107)
Pretax impact of deferred retroactive reinsurance	$(8)	$(4)	$31
Net unfavorable prior year development of $86 million, $92 million and $143 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2023, 2022 and 2021. The unfavorable development in 2023, 2022 and 2021 was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts and a reduction in estimated reinsurance recoverable. Additionally, in both 2022 and 2021, the Company released $5 million of its provision for uncollectible third-party reinsurance. The Company did not release any of its provision for uncollectible third-party reinsurance in 2023.
As of December 31, 2023 and 2022, the cumulative amounts ceded under the LPT were $3.6 billion and $3.5 billion. The unrecognized deferred retroactive reinsurance benefit was $417 million and $425 million as of December 31, 2023 and 2022 and is included within Other liabilities on the Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.5 billion as of December 31, 2023. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

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
As of December 31, 2023, the cumulative amount ceded under the EWC LPT was $690 million.
Cavello established a collateral trust as security for its obligations to the Company. The fair value of the collateral trust was $440 million as of December 31, 2023.

Note F. Future Policy Benefits Reserves
Future policy benefits reserves are associated with the Company's run-off long-term care business, which is included in the Life & Group segment, and relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits.
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
The LFPB is computed using the net level premium method, which incorporates cash flow assumptions and discount rate assumptions. As a result of the modified retrospective adoption of ASU 2018-12, the Company’s NPR calculation incorporates the original locked in discount rate and the reserve balance as of the transition date of January 1, 2021. The key cash flow assumptions used to estimate the LFPB are morbidity, persistency (inclusive of mortality), anticipated future premium rate increases and expenses. The carried LFPB discount rate is determined using the upper-medium grade fixed income instrument yield curve.
The Company has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increases and expense experience, which, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB.
The cash flow assumption updates completed in the third quarter of 2023 resulted in an $8 million pretax increase in the LFPB. Persistency updates were unfavorable due to revisions to lapse rates. Morbidity updates were favorable driven by claim severity assumption updates, and there was a favorable impact from outperformance on premium rate assumptions. Adjusted to reflect the application of the LDTI accounting standard, the cash flow assumption updates completed in the third quarter of 2022 resulted in a $186 million pretax increase to the LFPB, primarily driven by the unfavorable impact of increased cost of care inflation offset by favorable premium rate assumptions.

The following table summarizes balances and changes in the LFPB.

(In millions)	2023	2022	2021
Present value of future net premiums
Balance, January 1	$3,991	$4,735	$5,086
Effect of changes in discount rate	(74)	(880)	(1,140)
Balance, January 1, at original locked in discount rate	3,917	3,855	3,946
Effect of changes in cash flow assumptions (1)	28	352	173
Effect of actual variances from expected experience (1)	(126)	(49)	(24)
Adjusted balance, January 1	3,819	4,158	4,095
Interest accrual	202	216	219
Net premiums: earned during period	(436)	(457)	(459)
Balance, end of period at original locked in discount rate	3,585	3,917	3,855
Effect of changes in discount rate	125	74	880
Balance, December 31	$3,710	$3,991	$4,735

Present value of future benefits & expenses
Balance, January 1	$17,471	$22,745	$23,955
Effect of changes in discount rate	(125)	(5,942)	(7,395)
Balance, January 1, at original locked in discount rate	17,346	16,803	16,560
Effect of changes in cash flow assumptions (1)	36	538	176
Effect of actual variances from expected experience (1)	(46)	(21)	(19)
Adjusted balance, January 1	17,336	17,320	16,717
Interest accrual	962	979	973
Benefit & expense payments	(1,207)	(953)	(887)
Balance, end of period at original locked in discount rate	17,091	17,346	16,803
Effect of changes in discount rate	578	125	5,942
Balance, December 31	$17,669	$17,471	$22,745

Net LFPB	$13,959	$13,480	$18,010
(1) As of December 31, 2023, 2022 and 2021 the re-measurement gain (loss) of $(88) million, $(214) million and $(8) million presented parenthetically on the Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the Company’s long-term care business recognized on the Consolidated Statement of Operations.

Years ended December 31
(In millions)	2023	2022	2021
Earned premiums	$451	$473	$491
Interest expense	760	763	754
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of December 31
(In millions)	2023	2022
Expected future benefit and expense payments	$32,851	$34,261
Expected future gross premiums	5,414	5,910
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,824 million and $4,070 million as of December 31, 2023 and 2022.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years and 12 years as of December 31, 2023 and 2022.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of December 31
	2023	2022
Original locked in discount rate	5.22%	5.27%
Upper-medium grade fixed income instrument discount rate	4.94	5.23
For the years ended December 31, 2023 and 2022, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% for certain cohorts were $164 million and $178 million. For the years ended December 31, 2023 and 2022, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was $42 million and $12 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2023, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.5 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2023	2022
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,141	$5,191
Reinsurance receivables related to paid losses	293	247
Reinsurance receivables	5,434	5,438
Allowance for uncollectible reinsurance	(22)	(22)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$5,412	$5,416
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

(In millions)	December 31, 2023
A- to A++	$4,047
B- to B++	769
Insolvent	7
Total voluntary reinsurance outstanding balance (1)	$4,823
(1)    Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. Refer to Note E to the Consolidated Financial Statements for information regarding the LPT. The Company has also excluded receivables from involuntary pools.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.6 billion and $3.7 billion as of December 31, 2023 and 2022.
The Company's largest recoverables from a single reinsurer as of December 31, 2023, including ceded unearned premium reserves, were approximately $1.8 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $576 million from Cavello Bay Reinsurance Limited and $410 million from the Swiss Reinsurance Group. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third-party reinsurance for which

NICO has assumed the credit risk under the terms of the LPT as discussed in Note E to the Consolidated Financial Statements.
The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2023 Earned Premiums
Property and casualty	$13,908	$223	$5,102	$9,029	2.5%
Long-term care	407	44	—	451	9.8%
Total earned premiums	$14,315	$267	$5,102	$9,480	2.8%

2022 Earned Premiums
Property and casualty	$13,097	$231	$5,134	$8,194	2.8%
Long-term care	427	46	—	473	9.7%
Total earned premiums	$13,524	$277	$5,134	$8,667	3.2%

2021 Earned Premiums
Property and casualty	$12,554	$240	$5,110	$7,684	3.1%
Long-term care	443	48	—	491	9.8%
Total earned premiums	$12,997	$288	$5,110	$8,175	3.5%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2023 Written Premiums
Property and casualty	$14,498	$219	$5,272	$9,445	2.3%
Long-term care	404	43	—	447	9.6%
Total written premiums	$14,902	$262	$5,272	$9,892	2.6%

2022 Written Premiums
Property and casualty	$13,843	$235	$5,417	$8,661	2.7%
Long-term care	421	46	—	467	9.9%
Total written premiums	$14,264	$281	$5,417	$9,128	3.1%

2021 Written Premiums
Property and casualty	$13,150	$255	$5,485	$7,920	3.2%
Long-term care	437	48	—	485	9.9%
Total written premiums	$13,587	$303	$5,485	$8,405	3.6%
Included in the direct and ceded earned premiums for the years ended December 31, 2023, 2022 and 2021 are $2,907 million, $3,270 million and $3,638 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of $2,772 million, $2,631 million and $3,058 million for the years ended December 31, 2023, 2022 and 2021, including $1,512 million, $1,796 million and $2,003 million, respectively, related to the significant third-party captive program discussed above.
Long-term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

Note I. Debt
Debt is composed of the following long-term obligations.

December 31
(In millions)	2023	2022
Short-term debt:
Debenture of CNAF, 7.250%, face amount of $243, due November 15, 2023	$—	$243
Senior notes of CNAF:
3.950%, face amount of $550, due May 15, 2024	550	—
Total short-term debt	550	243

Long-term debt:
Senior notes of CNAF:
3.950%, face amount of $550, due May 15, 2024	—	549
4.500%, face amount of $500, due March 1, 2026	500	499
3.450%, face amount of $500, due August 15, 2027	498	497
3.900%, face amount of $500, due May 1, 2029	497	497
2.050%, face amount of $500, due August 15, 2030	496	496
5.500%, face amount of $500, due June 15, 2033	490	—
Total long-term debt	2,481	2,538
Total debt	$3,031	$2,781
CCC is a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2023 giving it immediate access to approximately $106 million of additional liquidity. As of December 31, 2023 and 2022, CCC had no outstanding borrowings from the FHLBC.
During 2023, the Company amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company's election, the commitments under the agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. Under the agreement, the Company is required to pay a facility fee which would adjust in the event of a change in the Company's ratio of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the agreement. The agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined, at December 31, 2023, was $8.7 billion.  The calculation of minimum consolidated net worth excludes AOCI. As of December 31, 2023 and 2022, the Company had no outstanding borrowings under the credit agreement.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2023 and 2022.
The combined aggregate maturities for debt as of December 31, 2023 are presented in the following table.

(In millions)
2024	$550
2025	—
2026	500
2027	500
2028	—
Thereafter	1,500
Less: discount	(19)
Total	$3,031

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
In 2023, the CNA Retirement Plan paid $80 million to settle its obligation to certain retirees through the purchase of a group annuity contract from a third party insurance company (group annuity purchase). The group annuity purchase reduced the plan's projected benefit obligation by $86 million.
CNA provides certain postretirement health care benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. These postretirement benefits have largely been eliminated for active employees.

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2023	2022	2023	2022
Benefit obligation as of January 1	$1,931	$2,561	$4	$6
Changes in benefit obligation:
Interest cost	98	67	—	—
Participants' contributions	—	—	1	2
Actuarial (gain) loss	27	(514)	4	—
Benefits paid	(168)	(171)	(4)	(4)
Foreign currency translation and other	5	(12)	—	—
Settlement through group annuity purchase	(86)	—	—	—
Benefit obligation as of December 31	1,807	1,931	5	4
Fair value of plan assets as of January 1	2,025	2,577	—	—
Change in plan assets:
Actual return on plan assets	194	(374)	—	—
Company contributions	8	7	3	2
Participants' contributions	—	—	1	2
Benefits paid	(168)	(171)	(4)	(4)
Foreign currency translation and other	5	(14)	—	—
Settlement through group annuity purchase	(80)	—	—	—
Fair value of plan assets as of December 31	1,984	2,025	—	—
Funded status	$177	$94	$(5)	$(4)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$223	$143	$—	$—
Other liabilities	(46)	(49)	(5)	(4)
Net amount recognized	$177	$94	$(5)	$(4)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Net actuarial (gain) loss	$658	$743	$3	$1
Net amount recognized	$658	$743	$3	$1
The accumulated benefit obligation for all defined benefit pension plans was $1,807 million and $1,931 million as of December 31, 2023 and 2022. Changes for the years ended December 31, 2023 and 2022 include an actuarial loss of $27 million and a gain of $514 million primarily driven by changes in the discount rate used to determine the defined benefit pension obligations.
For pension plans with a benefit obligation in excess of plan assets, the benefit obligation was $46 million and $49 million and the aggregate plan assets were $0 at December 31, 2023 and 2022.

The components of net periodic pension cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2023	2022	2021
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$98	$67	$62
Expected return on plan assets	(119)	(152)	(154)
Amortization of net actuarial loss (gain)	33	30	46
Settlement loss	—	—	1
Total net periodic pension cost (benefit)	$12	$(55)	$(45)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2023	2022	2021
Non-Service Cost (benefit):
Insurance claims and policyholder's benefits	$3	$(15)	$(13)
Other operating expenses	9	(40)	(32)
Total net periodic pension cost (benefit)	$12	$(55)	$(45)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2023	2022	2021
Pension and postretirement benefits
Amounts arising during the period	$50	$(12)	$262
Settlement	—	—	1
Reclassification adjustment relating to prior service credit	—	—	—
Reclassification adjustment relating to actuarial loss	34	30	46
Total increase (decrease) in Other comprehensive income	$84	$18	$309

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table. The interest crediting rate is the weighted average interest rate applied to the individual pension balances for employees who elected to cease accruals effective December 31, 1999.

December 31	2023	2022
Pension benefits
Discount rate	5.100%	5.350%
Interest crediting rate	4.500	3.500
Postretirement benefits
Discount rate	5.100%	5.250%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2023	2022	2021
Pension benefits
Discount rate	5.350%	2.750%	2.350%
Expected long-term rate of return	6.250	6.250	6.750
Interest crediting rate	3.500	3.000	3.000
Postretirement benefits
Discount rate	5.250%	2.250%	1.600%
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
In determining the expected long-term rate of return on plan assets assumption for the CNA Retirement Plan, CNA considered the historical performance of the benefit plan investment portfolio as well as long-term market return expectations based on the investment mix of the portfolio and the expected investment horizon.
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2023, 2022 and 2021.
CNA employs a total return approach whereby a mix of equity, limited partnerships and fixed maturity securities are used to maximize the long-term return of retirement plan assets for a prudent level of risk and to manage cash flows according to plan requirements. The target allocation of plan assets is 0% to 40% invested in equity securities and limited partnerships, with the remainder primarily invested in fixed maturity securities. Alternative investments, including limited partnerships, are used to enhance risk adjusted long-term returns while improving portfolio diversification. The intent of this strategy is to minimize the Company's expense related to funding the plan by generating investment returns that exceed the growth of the plan liabilities over the long run. Risk tolerance is established after careful consideration of the plan liabilities, plan funded status and corporate financial conditions.
As of December 31, 2023, the Plan had committed approximately $100 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis are presented in the following tables.

December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$10	$1,041	$6	$1,057
States, municipalities and political subdivisions	—	50	—	50
Asset-backed	—	233	8	241
Total fixed maturity securities	10	1,324	14	1,348
Equity securities	119	6	—	125
Short-term investments	96	—	—	96
Other assets	—	15	—	15
Total assets measured at fair value	$225	$1,345	$14	1,584
Total equity securities measured at net asset value(1)				25
Total limited partnerships measured at net asset value (1)				375
Total				$1,984

December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$859	$7	$866
States, municipalities and political subdivisions	—	49	—	49
Asset-backed	—	157	9	166
Total fixed maturity securities	—	1,065	16	1,081
Equity securities	218	13	—	231
Short-term investments	145	1	—	146
Other assets	—	12	—	12
Total assets measured at fair value	$363	$1,091	$16	1,470
Total equity securities measured at net asset value (1)				21
Total limited partnerships measured at net asset value (1)				534
Total				$2,025
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Plan's Statement of Financial Position.
The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by each limited partnership's general partner. Limited partnerships comprising 94% and 62% of the carrying value as of December 31, 2022 and 2021 were invested in private debt and equity. Limited partnerships comprising 6% and 38% of the carrying value as of December 31, 2023 and 2022 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, private credit, growth capital and distressed investing. Hedge fund strategies include both long and short positions in fixed income, equity and derivative investments.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short-term investments, see Note C to the Consolidated Financial Statements.

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2023.

(In millions)	Pension Benefits	Postretirement Benefits
2024	$164	$1
2025	163	1
2026	161	1
2027	158	—
2028	154	—
2029-2033	692	1
In 2024, CNA expects to contribute $6 million to its pension plans and $1 million to its postretirement health care benefit plans.
Savings Plans
CNA sponsors savings plans, which are generally contributory plans that allow eligible employees to contribute a maximum of 50% of their eligible compensation, subject to certain limitations prescribed by the IRS. The Company contributes matching amounts to participants amounting to 100% of the first 6% of annual eligible compensation contributed by the employee. In addition, eligible employees also receive a Company contribution of 5% of their annual eligible compensation, referred to as a basic contribution. Company contributions vest ratably over participants first five years of service.
Benefit expense for the Company's savings plans was $82 million, $71 million and $65 million for the years ended December 31, 2023, 2022 and 2021.

Note K. Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan) authorizes the grant of stock-based compensation to certain management personnel for up to 16 million shares of CNAF common stock. The Plan provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. Grants to employees are not designed to be spring-loaded. The number of remaining shares available for the granting of stock-based compensation under the Plan as of December 31, 2023 was approximately 3.6 million.
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
The Company recorded stock-based compensation expense related to the Plan of $38 million, $36 million and $32 million for the years ended December 31, 2023, 2022 and 2021. The related income tax benefit recognized was $8 million, $8 million and $6 million for the years ended December 31, 2023, 2022 and 2021. The compensation cost not yet recognized was $44 million, and the weighted average period over which it is expected to be recognized is 1.8 years as of December 31, 2023.
The total fair value of RSUs and performance share units that vested during the years ended December 31, 2023, 2022 and 2021 was $34 million, $35 million and $36 million, respectively.
The weighted average grant date fair value for RSUs and performance share units granted during the years ended December 31, 2023, 2022 and 2021 was $37.06, $46.78 and $45.82, respectively.
The following table presents activity for non-vested RSUs and performance share units under the Plan in 2023.

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2023	2,465,752	$43.10
Awards granted	1,437,605	37.06
Awards vested	(950,620)	38.06
Awards forfeited, canceled or expired	(478,823)	42.28
Performance-based adjustment	152,399	36.87
Balance as of December 31, 2023	2,626,313	41.40

Note L. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2023		2022
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Distribution channel	15 years	$10	$8	$10	$7
Indefinite-lived intangible assets:
Syndicate capacity		45		42
Agency force		16		16
Insurance licenses		15		10
Total indefinite-lived intangible assets		76		68
Total other intangible assets		$86	$8	$78	$7
The Company's other intangible assets primarily relate to the acquisitions of Hardy, Inverin Insurance Company and Bantry Insurance Company. The amortization of the finite-lived intangible assets is included in the Statement of Operations for the International segment. The gross carrying amounts and accumulated amortization in the table above may change from period to period as a result of foreign currency translation.

Note M. Leases
Total lease expense was $55 million, $59 million and $57 million for the years ended December 31, 2023, 2022 and 2021. Total lease expense includes operating lease expense of $34 million, $36 million and $38 million and variable lease expense of $21 million, $23 million and $19 million for the years ended December 31, 2023, 2022 and 2021. Cash paid for amounts included in operating lease liabilities was $38 million, $42 million and $44 million for the years ended December 31, 2023, 2022 and 2021. Operating lease ROU assets obtained in exchange for lease obligations was $28 million, $20 million and $11 million for the years ended December 31, 2023, 2022 and 2021.
In the fourth quarter of 2023, the Company committed to consolidate some of its offices, which resulted in a $24 million charge within Other operating expense on the Consolidated Statement of Operations, recorded in the Corporate & Other Segment. The charge primarily relates to the abandonment of certain fixed assets and operating lease ROU assets that are no longer in use.
The following table presents operating lease ROU assets and lease liabilities.

(In millions)	December 31, 2023	December 31, 2022
Operating lease ROU assets	$140	$155
Operating lease liabilities	215	220
The following table presents the maturities of operating lease liabilities.

(In millions)	December 31, 2023
2024	$36
2025	32
2026	30
2027	28
2028	25
Thereafter	103
Total lease payments	254
Less: Discount	(39)
Total operating lease liabilities	$215
As of December 31, 2023, the Company had $12 million of additional operating lease commitments that have not yet commenced. These leases will commence in 2024 with lease terms ranging from 3 to 10 years.
The following table presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease ROU assets.

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	8.4 years	9.2 years
Weighted average discount rate	3.7%	3.4%

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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R, Property and Casualty Reinsurance, paragraphs 87 and 88 in conjunction with the 2010 LPT with NICO which is further discussed in Note E to the Consolidated Financial Statements.  The prescribed practice allows the Company to aggregate all third-party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $92 million and $74 million at December 31, 2023 and 2022.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2023, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2024 that would not be subject to the Department’s prior approval is $1,105 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $1,055 million in 2023. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss) for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2023 (1)	2022	2023 (1)	2022	2021
Combined Continental Casualty Companies	$10,946	$10,572	$1,172	$1,072	$1,253
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
The statutory capital and surplus presented above for CCC was approximately 225% and 238% of company action level RBC as of December 31, 2023 and 2022. Company action level RBC is the level of RBC which triggers a heightened level of regulatory supervision. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note O. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2023, as previously reported	$(7)	$(2,738)	$(591)	$—	$(221)	$(3,557)
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $—, $—, $11, $— and $11	—	—	—	(41)	—	(41)
Balance as of January 1, 2023	(7)	(2,738)	(591)	(41)	(221)	(3,598)
Other comprehensive income (loss) before reclassifications	(24)	1,072	39	(318)	58	827
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $5, $14, $7, $—, $— and $26	(19)	(53)	(27)	—	—	(99)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(304), $(17), $85, $— and $(235)	(5)	1,125	66	(318)	58	926
Balance as of December 31, 2023	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2022, as previously reported	$(2)	$1,039	$(604)	$—	$(113)	$320
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $(617), $—, $1,063, $— and $446	—	2,320	—	(4,000)	—	(1,680)
Balance as of January 1, 2022, as adjusted	(2)	3,359	(604)	(4,000)	(113)	(1,360)
Other comprehensive income (loss) before reclassifications	—	(6,223)	(11)	3,959	(108)	(2,383)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $21, $6, $—, $— and $26	5	(126)	(24)	—	—	(145)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $1,622, $(3), $(1,052), $— and $568	(5)	(6,097)	13	3,959	(108)	(2,238)
Balance as of December 31, 2022	$(7)	$(2,738)	$(591)	$(41)	$(221)	$(3,598)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments(1)	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts(1)	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2021, as previously reported	$—	$1,745	$(848)	$—	$(94)	$803
Cumulative effect adjustment from accounting change for adoption of ASU 2018-12(1) net of tax (expense) benefit of $—, $(691), $—, $1,313, $— and $622	—	2,601	—	(4,941)	—	(2,340)
Balance as of January 1, 2021, as adjusted	—	4,346	(848)	(4,941)	(94)	(1,537)
Other comprehensive income (loss) before reclassifications	(7)	(906)	207	941	(19)	216
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $(21), $10, $—, $— and $(10)	(5)	81	(37)	—	—	39
Other comprehensive income (loss) net of tax (expense) benefit of $1, $263, $(65), $(250), $— and $(51)	(2)	(987)	244	941	(19)	177
Balance as of December 31, 2021	$(2)	$3,359	$(604)	$(4,000)	$(113)	$(1,360)
1) See Note A to the Consolidated Financial Statements for additional information.
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

Note P. Business Segments
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
The Company's operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other. Life & Group primarily includes the results of the long-term care business that is in run-off. Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt and the results of certain property and casualty business in run-off, including CNA Re, A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.
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
Approximately 11%, 10% and 10% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2023, 2022 and 2021.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,329	$4,880	$1,237	$447	$—	$(1)	$9,892
Operating revenues
Net earned premiums	$3,307	$4,547	$1,176	$451	$—	$(1)	$9,480
Net investment income	558	645	103	896	62	—	2,264
Non-insurance warranty revenue	1,624	—	—	—	—	—	1,624
Other revenues	1	29	—	(1)	11	(10)	30
Total operating revenues	5,490	5,221	1,279	1,346	73	(11)	13,398
Claims, benefits and expenses
Net incurred claims and benefits	1,923	2,995	722	1,317	82	—	7,039
Policyholders’ dividends	8	21	—	—	—	—	29
Amortization of deferred acquisition costs	686	729	229	—	—	—	1,644
Non-insurance warranty expense	1,544	—	—	—	—	—	1,544
Other insurance related expenses	373	620	139	118	2	(1)	1,251
Other expenses	53	30	(4)	1	204	(10)	274
Total claims, benefits and expenses	4,587	4,395	1,086	1,436	288	(11)	11,781
Core income (loss) before income tax	903	826	193	(90)	(215)	—	1,617
Income tax (expense) benefit on core income (loss)	(195)	(174)	(48)	42	42	—	(333)
Core income (loss)	$708	$652	$145	$(48)	$(173)	$—	1,284
Net investment gains (losses)							(99)
Income tax (expense) benefit on net investment gains (losses)							20
Net investment gains (losses), after tax							(79)
Net income (loss)							$1,205

December 31, 2023
(In millions)
Reinsurance receivables	$1,281	$1,218	$468	$93	$2,374	$—	$5,434
Insurance receivables	1,053	2,024	388	5	—	—	3,470
Deferred acquisition costs	392	371	133	—	—	—	896
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	3,661	—	—	—	—	—	3,661
Insurance reserves
Claim and claim adjustment expenses	7,131	10,103	2,709	675	2,686	—	23,304
Unearned premiums	3,227	2,858	749	99	—	—	6,933
Future policy benefits	—	—	—	13,959	—	—	13,959
Deferred non-insurance warranty revenue	4,694	—	—	—	—	—	4,694

Year ended December 31, 2022	Specialty	Commercial	International	Life & Group (1)	Corporate & Other
(In millions)						Eliminations	Total (1)
Net written premiums	$3,306	$4,193	$1,164	$467	$(1)	$(1)	$9,128
Operating revenues
Net earned premiums	$3,203	$3,923	$1,070	$473	$(1)	$(1)	$8,667
Net investment income	431	488	63	804	19	—	1,805
Non-insurance warranty revenue	1,574	—	—	—	—	—	1,574
Other revenues	1	30	1	(1)	6	(5)	32
Total operating revenues	5,209	4,441	1,134	1,276	24	(6)	12,078
Claims, benefits and expenses
Net incurred claims and benefits	1,839	2,607	637	1,469	76	—	6,628
Policyholders’ dividends	6	19	—	—	—	—	25
Amortization of deferred acquisition costs	656	634	200	—	—	—	1,490
Non-insurance warranty expense	1,471	—	—	—	—	—	1,471
Other insurance related expenses	336	557	146	118	4	(1)	1,160
Other expenses	51	36	26	9	174	(5)	291
Total claims, benefits and expenses	4,359	3,853	1,009	1,596	254	(6)	11,065
Core income (loss) before income tax	850	588	125	(320)	(230)	—	1,013
Income tax (expense) benefit on core income (loss)	(182)	(122)	(19)	99	47	—	(177)
Core income (loss)	$668	$466	$106	$(221)	$(183)	$—	836
Net investment gains (losses)							(199)
Income tax (expense) benefit on net investment gains (losses)							45
Net investment gains (losses), after tax							(154)
Net income (loss)							$682

December 31, 2022
(In millions)
Reinsurance receivables	$1,384	$1,062	$414	$101	$2,477	$—	$5,438
Insurance receivables	1,082	1,728	369	8	—	—	3,187
Deferred acquisition costs	381	321	104	—	—	—	806
Goodwill	117	—	27	—	—	—	144
Deferred non-insurance warranty acquisition expense	3,671	—	—	—	—	—	3,671
Insurance reserves
Claim and claim adjustment expenses	6,878	9,395	2,403	695	2,749	—	22,120
Unearned premiums	3,193	2,425	653	103	—	—	6,374
Future policy benefits	—	—	—	13,480	—	—	13,480
Deferred non-insurance warranty revenue	4,714	—	—	—	—	—	4,714
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.

Year ended December 31, 2021	Specialty	Commercial		Life & Group (1)	Corporate & Other
(In millions)			International			Eliminations	Total (1)
Net written premiums	$3,225	$3,595	$1,101	$485	$—	$(1)	$8,405
Operating revenues
Net earned premiums	$3,076	$3,552	$1,057	$491	$—	$(1)	$8,175
Net investment income	497	624	57	966	15	—	2,159
Non-insurance warranty revenue	1,430	—	—	—	—	—	1,430
Other revenues	1	23	—	—	6	(6)	24
Total operating revenues	5,004	4,199	1,114	1,457	21	(7)	11,788
Claims, benefits and expenses
Net incurred claims and benefits	1,787	2,540	652	1,261	109	—	6,349
Policyholders’ dividends	3	19	—	—	—	—	22
Amortization of deferred acquisition costs	643	594	206	—	—	—	1,443
Non-insurance warranty expense	1,328	—	—	—	—	—	1,328
Other insurance related expenses	296	511	144	103	9	(1)	1,062
Other expenses	47	38	(2)	10	155	(6)	242
Total claims, benefits and expenses	4,104	3,702	1,000	1,374	273	(7)	10,446
Core income (loss) before income tax	900	497	114	83	(252)	—	1,342
Income tax (expense) benefit on core income (loss)	(196)	(103)	(28)	25	48	—	(254)
Core income (loss)	$704	$394	$86	$108	$(204)	$—	1,088
Net investment gains (losses)							120
Income tax (expense) benefit on net investment gains (losses)							(24)
Net investment gains (losses), after tax							96
Net income (loss)							$1,184

Year ended December 31, 2021
(In millions)
Reinsurance receivables	$1,200	$923	$381	$401	$2,579	$—	$5,484
Insurance receivables	1,136	1,488	340	6	4	—	2,974
Deferred acquisition costs	363	278	96	—	—	—	737
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,476	—	—	—	—	—	3,476
Insurance reserves
Claim and claim adjustment expenses	6,433	8,890	2,280	848	2,817	—	21,268
Unearned premiums	3,001	2,066	585	109	—	—	5,761
Future policy benefits	—	—	—	18,298	—	—	18,298
Deferred non-insurance warranty revenue	4,503	—	—	—	—	—	4,503
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.

The following table presents operating revenues by line of business for each reportable segment.

Years ended December 31
(In millions)	2023	2022	2021
Specialty
Management & Professional Liability	$2,931	$2,771	$2,776
Surety	731	652	604
Warranty & Alternative Risks	1,828	1,786	1,624
Specialty revenues	5,490	5,209	5,004
Commercial
Middle Market	1,696	1,532	1,508
Construction	1,678	1,421	1,322
Small Business	631	581	558
Other Commercial	1,216	907	811
Commercial revenues	5,221	4,441	4,199
International
Canada	383	366	344
Europe	532	466	473
Hardy	364	302	297
International revenues	1,279	1,134	1,114
Life & Group revenues	1,346	1,276	1,457
Corporate & Other revenues	73	24	21
Eliminations	(11)	(6)	(7)
Total operating revenues	13,398	12,078	11,788
Net investment gains (losses)	(99)	(199)	120
Total revenues	$13,299	$11,879	$11,908

Note Q. Quarterly Financial Data (Unaudited)
The following table presents the effect of adoption of ASU 2018-12 on selected 2022 financial data.

	2022
(In millions, except per share data)	Q1	Q2	Q3	Q4	Full Year
Components of Income (Loss)

Core income (loss)
Prior to adoption	$316	$245	$213	$274	$1,048
Effect of adoption	(18)	(15)	(170)	(9)	(212)
As reported	$298	$230	$43	$265	$836
Net income (loss)
Prior to adoption	$313	$205	$128	$248	$894
Effect of adoption	(18)	(15)	(170)	(9)	(212)
As reported	$295	$190	$(42)	$239	$682

Other comprehensive income (loss), net of tax
Prior to adoption	$(1,623)	$(1,410)	$(1,426)	$582	$(3,877)
Effect of adoption	603	627	586	(177)	1,639
As reported	$(1,020)	$(783)	$(840)	$405	$(2,238)

Diluted Earnings (Loss) Per Common Share

Core income (loss)
Prior to adoption	$1.16	$0.90	$0.78	$1.01
Effect of adoption	(0.07)	(0.06)	(0.62)	(0.04)
As reported	$1.09	$0.84	$0.16	$0.97
Net income (loss)
Prior to adoption	$1.15	$0.75	$0.47	$0.91
Effect of adoption	(0.07)	(0.06)	(0.62)	(0.04)
As reported	$1.08	$0.69	$(0.15)	$0.87
As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
Core income (loss) and Net income (loss) for 2022 decreased from what was previously reported under legacy accounting guidance generally driven by the cumulative effect of assumption differences and differences in reserving methodologies between legacy and new accounting guidance.
Core income (loss) and Net income (loss) for the third quarter of 2022 decreased $170 million from what was previously reported under legacy accounting guidance, primarily related to the third quarter 2022 annual review of cash flow reserving assumptions. Under legacy accounting guidance, the third quarter 2022 gross premium valuation assessment indicated a pretax margin of $125 million and no unlocking event occurred. Under the new guidance favorable changes to the upper-medium grade fixed income instrument discount rate were recorded through Accumulated other comprehensive income quarterly, while the net unfavorable impact of increased cost of care inflation offset by favorable premium rate action assumptions was recorded in income.
Other comprehensive income (loss), net of tax, for 2022 decreased from what was previously reported under legacy accounting guidance driven by increases in the upper-medium grade fixed-income instrument yield, which was used as the discount rate to re-measure the LFPB.

Note R. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. Additionally, the Company provides investment-related processing services to Loews and charges Loews for these services. The net amounts incurred by the Company for these fees, expenses and services were $55 million, $51 million and $47 million for the years ended December 31, 2023, 2022 and 2021. Net amounts due to Loews related to these services, included in Other liabilities and payable in the first quarter of the subsequent year, were $28 million and $26 million as of December 31, 2023 and 2022. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of $1 million for the years ended December 31, 2023 and 2022. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The related receivable from Loews, included in Other assets, was $23 million and $18 million for the years ended December 31, 2023 and 2022. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements. In 2021, the Company wrote an appeal bond for Loews at standard rates, which was increased in 2022, resulting in additional premium from Loews. The aforementioned appeal bond expired in December 2022. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for each of the years ended December 31, 2023, 2022 and 2021 were $2 million, $3 million, and $2 million.

Note S. Non-Insurance Revenues from Contracts with Customers
Non-Insurance revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs over time as obligations are fulfilled. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.
Deferred Non-Insurance Warranty Revenue
The Company had a deferred non-insurance warranty revenue balance of $4.7 billion reported in Deferred non-insurance warranty revenue as of December 31, 2023 and 2022. For the year ended December 31, 2023, the Company recognized $1.4 billion of revenues that were included in the deferred revenue balance as of January 1, 2023. For the year ended December 31, 2022, the Company recognized $1.3 billion of revenues that were included in the deferred revenue balance as of January 1, 2022. For the years ended December 31, 2023 and 2022, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.4 billion of the deferred revenue in 2024, $1.1 billion in 2025, $0.8 billion in 2026 and $1.4 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
For each of the years ended December 31, 2023 and 2022, capitalized commission costs were $3.6 billion and capitalized administrator service costs were $62 million and $53 million. For each the years ended December 31, 2023 and 2022, the amount of amortization of capitalized costs was $1.2 billion and there were no impairment losses related to the costs capitalized. There were no adjustments to deferred costs recorded for the years ended December 31, 2023 and 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note A to the financial statements, the Company has changed its method of accounting for measurement and disclosure of long-duration contracts effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021, due to adoption of ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting For Long-Duration Contracts.
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
Claim and claim adjustment expense reserves - Property & Casualty - Refer to Notes A and E to the financial statements.
Critical Audit Matter Description
The estimation of property and casualty claim and claim adjustment expense reserves (“P&C claim and claim adjustment expense reserves”), including those claims that are incurred but not reported, requires significant judgment. Estimating P&C claim and claim adjustment expense reserves is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Modest changes in judgments and assumptions can materially impact the valuation of these liabilities, particularly for claims with longer-tailed exposures such as workers’ compensation, general liability and professional liability claims and certain shorter-tailed exposures, such as surety.
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
•With the assistance of our actuarial specialists:

◦We developed a range of independent estimates of P&C claim and claim adjustment expense reserves and compared the recorded reserves to our range of estimates.
◦We performed a retrospective review which involved comparing our prior year estimates of expected incurred losses to actual experience during the most recent year to identify potential bias in the Company’s determination of P&C claim and claim adjustment expense reserves.
Future policy benefit reserves - Long-Term Care - Refer to Notes A and F to the financial statements.
Critical Audit Matter Description
The estimation of long-term care future policy benefit reserves (“LTC future policy benefit reserves”) requires significant judgment in the selection of key assumptions, including morbidity and persistency (inclusive of mortality). Estimating future experience for long term care policies is subject to significant estimation risk as the required projection period spans several decades. Morbidity and persistency experience can be volatile and modest changes in each of these assumptions can materially impact the valuation of these liabilities.
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
•We tested the effectiveness of controls related to the determination of LTC future policy benefit reserves, including those controls related to the estimation of and management’s review of LTC future policy benefit reserves and determination of key assumptions.
•We tested the underlying data, including demographic and historical claims data, that served as the basis for the actuarial analyses, to test that the inputs to the actuarial estimates were accurate and complete.
•With the assistance of our actuarial specialists:
◦We independently recalculated cohort level LTC future policy benefit reserves and compared our estimates to the recorded reserves.
◦We evaluated the judgments made by management in setting assumptions, including comparing those assumptions to the Company’s historical experience used as the basis for setting those assumptions.
◦For a sample of policies, we evaluated management’s estimate of future cash flows. This included confirming that assumptions were applied as intended.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 6, 2024
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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2023, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 145.

CNA Financial Corporation
Chicago, Illinois
February 6, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2023, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2023. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Dino E. Robusto	Chief Executive Officer	65	2016	Chairman of the Board and Chief Executive Officer of CNA Financial Corporation since November 2016.
Scott R. Lindquist	Executive Vice President & Chief Financial Officer	60	2022	Executive Vice President & Chief Financial Officer of CNA Financial Corporation since February 2022. Executive Vice President of CNA Financial Corporation from January 2022 to February 2022. Retired from September 2021 to January 2022. Senior Advisor to the Chief Executive Officer of Farmers Group, Inc. from April 2021 through September 2021. Chief Financial Officer of Farmers Group, Inc. from February 2008 through April 2021.
Elizabeth A. Aguinaga	Executive Vice President & Chief Human Resources Officer	46	2018	Executive Vice President & Chief Human Resources Officer of the CNA Insurance Companies since February 2018.
Nick Creatura	President & Chief Executive Officer, Canada	60	2020	President & Chief Executive Officer, Canada of the CNA Insurance Companies since May 2017.
Daniel P. Franzetti	Executive Vice President & Chief Administrative Officer	57	2020	Executive Vice President & Chief Administrative Officer of the CNA Insurance Companies since June 2023. Executive Vice President, Worldwide Claims of the CNA Insurance Companies from April 2020 to June 2023. Chief Operating Officer, QBE North America from January 2018 through April 2020.
Robert J. Hopper	Executive Vice President & Chief Actuary	57	2020	Executive Vice President & Chief Actuary of the CNA Insurance Companies since August 2020. Executive Vice President, Actuary of the CNA Insurance Companies from February 2020 through August 2020. Senior Vice President and Actuary for Chubb Commercial Insurance from 2005 through February 2020.
Mark James	Executive Vice President, Chief Risk & Reinsurance Officer	59	2022	Executive Vice President, Chief Risk & Reinsurance Officer of the CNA Insurance Companies since July 2022. Senior Vice President, Global Chief Risk and Reinsurance Officer of the CNA Insurance Companies from October 2019 through July 2022. Senior Vice President, Global Reinsurance and Risk Management of the CNA Insurance Companies from April 2018 through October 2019.
Jane Possell	Executive Vice President & Chief Information Officer, Analytics, Operations	51	2023	Executive Vice President & Chief Information Officer, Analytics, Operations of the CNA Insurance Companies since January 2023. Senior Vice President & Chief Information Officer of the CNA Insurance Companies from September 2019 to January 2023. Senior Director, Technology/ Manager Systems and Operations - Digital and Business Insurance for Liberty Mutual Insurance from March 2019 to August 2019. Senior Director, Technology/Manager Systems and Operations for Liberty Mutual Insurance from March 2017 to March 2019.
Jalil Rehman	President & Chief Executive Officer, U.K. & Europe	59	2020
President & Chief Executive Officer, U.K. & Europe of the CNA Insurance Companies since September 2020. Senior Vice President and Chief Operating Officer, U.K. & Europe of the CNA Insurance Companies from October 2018 to September 2020.

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Susan A. Stone	Executive Vice President & General Counsel	62	2021	Executive Vice President & General Counsel of CNA Financial Corporation since June 2021. General Counsel, Marsh LLC, from February 2017 through May 2021.
Douglas M. Worman	Executive Vice President & Global Head of Underwriting	56	2017	Executive Vice President & Global Head of Underwriting of the CNA Insurance Companies since March 2017.

Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
Additional information required in Part III, Item 10 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2023	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,674,349	$40.67	3,586,741
Equity compensation plans not approved by security holders	—	—	—
Total	3,674,349	$40.67	3,586,741
Additional information required in Part III, Item 12 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required in Part III, Item 14 about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) has been omitted as we intend to include such information in our definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2	P

	By-Laws of CNA Financial Corporation, as amended October 25, 2017 (Exhibit 3.1 to Form 8-K filed October 25, 2017 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

	Description of Registered Securities (Exhibit 4.2 to 2019 Form 10-K incorporated herein by reference)	4.2

(10)	Material contracts:

	Second Amended and Restated Credit Agreement dated December 6, 2023 among the registrant, Wells Fargo Bank, National Association, J.P. Morgan Chase Bank, N.A., Associated Bank, National Association, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., The Northern Trust Company, and U.S. Bank National Association.	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2	P

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2020 (Exhibit A to Form DEF 14A, filed March 20, 2020)	10.4	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Deferred Compensation and Savings Plan, restated as of January 1, 2022 (Exhibit 10.6 to December 31, 2021 Form 10-K incorporated herein by reference)	10.6	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Annual Performance Share Plan (Exhibit 10.1 to March 31, 2017 Form 10-Q incorporated herein by reference)	10.7	+

	Employment Agreement, dated August 10, 2020, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to Form 8-K filed August 10, 2020 incorporated herein by reference)	10.8	+

	General Release and Separation Agreement, dated July 7, 2023 between CNA Financial Corporation and Gary Haase (Exhibit 10.2 to June 30, 2023 Form 10-Q incorporated herein by reference)	10.9	+

	General Release and Separation Agreement, dated March 15, 2022 between CNA Financial Corporation and Kevin Smith (Exhibit 10.1 to March 31, 2022 Form 10-Q incorporated herein by reference)	10.10	+

	General Release and Separation Agreement, dated April 8, 2022 between CNA Financial Corporation and Kevin Leidwinger (Exhibit 10.2 to March 31, 2022 Form 10-Q incorporated herein by reference)	10.11	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.12

	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.13

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.16

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

	Master Transaction Agreement, dated as of December 30, 2020, by and between Continental Casualty Company and Cavello Bay Reinsurance Limited (including the forms of the Reinsurance Agreement and Trust Agreement) (Exhibit 10.1 to Form 8-K filed December 31, 2020 incorporated herein by reference)	10.18
(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications
	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
	CNA Financial Corporation Clawback Policy	97.1

(101)	XBRL - Interactive Data File

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

	Inline XBRL Taxonomy Extension Schema	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

	Inline XBRL Taxonomy Label Linkbase	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1

* CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

P - Per Item 102(d) of Regulation S-T [17CFR 232.102(d)], these exhibits do not need to be hyperlinked.

+ Management contract or compensatory plan or arrangement.

Except for Exhibits 10.1, 21.1, 23.1, 31.1, 31.2, 32.1, 32.2, 97.1 and the XBRL documents as discussed in the note above, the exhibits above are not included in this report, but are on file with the SEC.

SCHEDULE I. SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference to Note B to the Consolidated Financial Statements included under Item 8.
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income

Years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Revenues
Net investment income	$41	$8	$—
Total revenues	41	8	—
Expenses
Administrative and general	2	1	1
Interest	126	112	112
Total expenses	128	113	113
Loss from operations before income taxes and equity in net income of subsidiaries	(87)	(105)	(113)
Income tax benefit	4	6	11
Loss before equity in net income of subsidiaries	(83)	(99)	(102)
Equity in net income of subsidiaries	1,288	781	1,286
Net income	1,205	682	1,184
Equity in other comprehensive income (loss) of subsidiaries	926	(2,238)	177
Total comprehensive income (loss)	$2,131	$(1,556)	$1,361
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2023	2022 (1)
Assets
Investment in subsidiaries	$11,948	$10,786
Cash	1	2
Short-term investments	1,009	578
Amounts due from affiliates	4	4
Other assets	1	—
Total assets	$12,963	$11,370
Liabilities
Short-term debt	$550	$243
Long-term debt	2,481	2,538
Other liabilities	39	41
Total liabilities	3,070	2,822
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,881,457 and 270,895,902 shares outstanding)	683	683
Additional paid-in capital	2,221	2,220
Retained earnings	9,755	9,336
Accumulated other comprehensive loss	(2,672)	(3,598)
Treasury stock (2,158,786 and 2,144,341 shares), at cost	(94)	(93)
Total stockholders' equity	9,893	8,548
Total liabilities and stockholders' equity	$12,963	$11,370
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2023	2022 (1)	2021 (1)
Cash Flows from Operating Activities
Net income	$1,205	$682	$1,184
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(1,288)	(781)	(1,286)
Dividends received from subsidiaries	1,055	990	880
Other, net	2	28	33
Net cash flows provided by operating activities	974	919	811
Cash Flows from Investing Activities
Change in short-term investments	(395)	114	(163)
Capital contributions to subsidiaries	(3)	—	—
Net cash flows (used) provided by investing activities	(398)	114	(163)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(787)	(982)	(621)
Proceeds from the issuance of debt	491	—	—
Repayment of debt	(243)	—	—
Purchase of treasury stock	(24)	(39)	(18)
Other, net	(14)	(11)	(8)
Net cash flows used by financing activities	(577)	(1,032)	(647)
Net change in cash	(1)	1	1
Cash, beginning of year	2	1	—
Cash, end of year	$1	$2	$1
(1)    As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.

See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 92% of the outstanding common stock of CNAF as of December 31, 2023.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note P to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note H to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2023
Allowance for uncollectible:
Mortgage loan receivables	$24	$—	$11	$—	$35
Insurance and reinsurance receivables	$51	$11	$—	$(12)	$50
Allowance for credit losses:
Fixed maturity securities	$1	$—	$44	$(29)	$16
Year ended December 31, 2022
Allowance for uncollectible:
Mortgage loan receivables	$16	$—	$8	$—	$24
Insurance and reinsurance receivables	$50	$8	$—	$(7)	$51
Allowance for credit losses:
Fixed maturity securities	$18	$—	$4	$(21)	$1
Year ended December 31, 2021
Allowance for uncollectible:
Mortgage loan receivables	$26	$—	$(10)	$—	$16
Insurance and reinsurance receivables	$54	$4	$—	$(8)	$50
Allowance for credit losses:
Fixed maturity securities	$40	$—	$30	$(52)	$18
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

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2023	2022 (1)	2021 (1)
Balance Sheet Data
Deferred acquisition costs	$896	$806
Reserves for unpaid claim and claim adjustment expenses	23,304	22,120
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.4%)	647	683
Unearned premiums	6,933	6,374
Statement of Operations Data
Net written premiums	$9,892	$9,128	$8,405
Net earned premiums	9,480	8,667	8,175
Net investment income	2,163	1,751	2,111
Incurred claim and claim adjustment expenses related to current year	5,667	5,181	5,021
Incurred claim and claim adjustment expenses related to prior years	48	(32)	15
Amortization of deferred acquisition costs	1,644	1,490	1,443
Paid claim and claim adjustment expenses	4,601	4,302	3,949
(1) As of January 1, 2023, the Company adopted ASU 2018-12 using the modified retrospective method applied as of the transition date of January 1, 2021. Prior period amounts in the financial statements have been adjusted to reflect application of the new guidance. See Note A to the Consolidated Financial Statements for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 6, 2024	By	/s/ Dino E. Robusto
Dino E. Robusto Chief Executive Officer (Principal Executive Officer)

Dated: February 6, 2024	By	/s/ Scott R. Lindquist
Scott R. Lindquist Chief Financial Officer (Principal Financial Officer)

Dated: February 6, 2024	By	/s/ Amy M. Smith
Amy M. Smith Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 6, 2024	By	/s/ Dino E. Robusto
(Dino E. Robusto, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 6, 2024	By	/s/ Michael A. Bless
(Michael A. Bless, Director)

Dated: February 6, 2024	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 6, 2024	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 6, 2024	By	/s/ Andre Rice
(Andre Rice, Director)

Dated: February 6, 2024	By	/s/ Kenneth I. Siegel
(Kenneth I. Siegel, Director)

Dated: February 6, 2024	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 6, 2024	By	/s/ Benjamin J. Tisch
(Benjamin J. Tisch, Director)

Dated: February 6, 2024	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 6, 2024	By	/s/ Jane Wang
(Jane Wang, Director)