Form 10-Q
period 2024-03-31
CNA FINANCIAL CORP
filed 2024-05-06
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2024, 271,282,010 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2024	2023
Revenues
Net earned premiums	$2,441	$2,248
Net investment income	609	525
Net investment losses	(22)	(35)
Non-insurance warranty revenue	407	407
Other revenues	9	7
Total revenues	3,444	3,152
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement (loss) gain of $(15) and $1)	1,807	1,653
Amortization of deferred acquisition costs	444	379
Non-insurance warranty expense	394	384
Other operating expenses	337	337
Interest	35	28
Total claims, benefits and expenses	3,017	2,781
Income before income tax	427	371
Income tax expense	(89)	(74)
Net income	$338	$297

Basic earnings per share	$1.24	$1.10

Diluted earnings per share	$1.24	$1.09

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.6	271.3
Diluted	272.7	272.3
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31
(In millions)	2024	2023
Comprehensive Income
Net income	$338	$297
Other Comprehensive Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	2	(8)
Net unrealized gains and losses on other investments	(217)	670
Net unrealized gains and losses on investments	(215)	662
Impact of changes in discount rates used to measure long-duration contract liabilities	341	(396)
Foreign currency translation adjustment	(32)	17
Pension and postretirement benefits	6	7
Other comprehensive income, net of tax	100	290
Total comprehensive income	$438	$587
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $42,878 and $42,414, less allowance for credit loss of $20 and $16)	$40,605	$40,425
Equity securities at fair value (cost of $681 and $686)	691	683
Limited partnership investments	2,274	2,174
Other invested assets	79	80
Mortgage loans (less allowance for credit loss of $35 and $35)	1,029	1,035
Short-term investments	1,996	2,165
Total investments	46,674	46,562
Cash	409	345
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $22)	5,574	5,412
Insurance receivables (less allowance for uncollectible receivables of $26 and $28)	3,432	3,442
Accrued investment income	447	444
Deferred acquisition costs	927	896
Deferred income taxes	942	1,016
Property and equipment at cost (less accumulated depreciation of $303 and $296)	256	253
Goodwill	146	146
Deferred non-insurance warranty acquisition expense	3,621	3,661
Other assets (includes $— and $23 due from Loews Corporation)	2,647	2,534
Total assets	$65,075	$64,711
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,588	$23,304
Unearned premiums	7,046	6,933
Future policy benefits	13,513	13,959
Short-term debt	550	550
Long-term debt	2,970	2,481
Deferred non-insurance warranty revenue	4,645	4,694
Other liabilities (includes $29 and $28 due to Loews Corporation)	3,101	2,897
Total liabilities	55,413	54,818
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 271,279,498 and 270,881,457 shares outstanding)	683	683
Additional paid-in capital	2,201	2,221
Retained earnings	9,425	9,755
Accumulated other comprehensive loss	(2,572)	(2,672)
Treasury stock (1,760,745 and 2,158,786 shares), at cost	(75)	(94)
Total stockholders’ equity	9,662	9,893
Total liabilities and stockholders' equity	$65,075	$64,711
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2024	2023
Cash Flows from Operating Activities
Net income	$338	$297
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	39	21
Trading portfolio activity	—	(13)
Net investment losses	22	35
Equity method investees	(25)	6
Net amortization of investments	(57)	(46)
Depreciation and amortization	16	12
Changes in:
Receivables, net	(162)	(24)
Accrued investment income	(4)	(13)
Deferred acquisition costs	(34)	(45)
Insurance reserves	443	432
Other, net	(72)	(226)
Net cash flows provided by operating activities	504	436
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	736	1,414
Fixed maturity securities - maturities, calls and redemptions	507	317
Equity securities	186	62
Limited partnerships	12	28
Mortgage loans	18	39
Purchases:
Fixed maturity securities	(1,621)	(2,258)
Equity securities	(169)	(82)
Limited partnerships	(77)	(116)
Mortgage loans	(12)	(12)
Change in other investments	(2)	(2)
Change in short-term investments	192	681
Purchases of property and equipment	(20)	(20)
Other, net	1	—
Net cash flows (used) provided by investing activities	(249)	51
Cash Flows from Financing Activities
Dividends paid to common stockholders	(667)	(445)
Proceeds from the issuance of debt	490	—
Purchase of treasury stock	—	(24)
Other, net	(12)	(11)
Net cash flows used by financing activities	(189)	(480)
Effect of foreign exchange rate changes on cash	(2)	1
Net change in cash	64	8
Cash, beginning of year	345	475
Cash, end of period	$409	$483
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2024	2023
Common Stock
Balance, beginning of period	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of year	2,221	2,220
Stock-based compensation	(20)	(24)
Balance, end of period	2,201	2,196
Retained Earnings
Balance, beginning of period, as previously reported	9,755	9,572
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(236)
Balance, beginning of period	9,755	9,336
Dividends to common stockholders ($2.44 and $1.62 per share)	(668)	(442)
Net income	338	297
Balance, end of period	9,425	9,191
Accumulated Other Comprehensive Loss
Balance, beginning of period, as previously reported	(2,672)	(3,557)
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(41)
Balance, beginning of period	(2,672)	(3,598)
Other comprehensive income	100	290
Balance, end of period	(2,572)	(3,308)
Treasury Stock
Balance, beginning of period	(94)	(93)
Stock-based compensation	19	22
Purchase of treasury stock	—	(24)
Balance, end of period	(75)	(95)
Total stockholders' equity	$9,662	$8,667
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of March 31, 2024.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2023, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Pending Adoption
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the company’s Chief Operating Decision Maker. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Three months ended March 31
(In millions, except per share data)	2024	2023
Net income (loss)	$338	$297

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.6	271.3
Diluted
Weighted average shares outstanding	271.6	271.3
Dilutive effect of stock-based awards under compensation plans	1.1	1.0
Total	272.7	272.3

Earnings (loss) per share
Basic	$1.24	$1.10
Diluted	$1.24	$1.09
Excluded from the calculation of diluted earnings (loss) per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
There were no share repurchases during the three months ended March 31, 2024. The Company repurchased 550,000 shares of CNAF common stock at an aggregate cost of $24 million during the three months ended March 31, 2023.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2024	2023
Fixed maturity securities	$502	$470
Equity securities	22	12
Limited partnership investments	54	25
Mortgage loans	15	14
Short-term investments	28	15
Trading portfolio	1	3
Other	8	5
Gross investment income	630	544
Investment expense	(21)	(19)
Net investment income	$609	$525
Net investment income (loss) recognized due to the change in fair value of common stock held as of March 31, 2024 and 2023	$13	$(1)
Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2024	2023
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$14	$35
Gross losses	(46)	(57)
Net investment gains (losses) on fixed maturity securities	(32)	(22)
Equity securities	11	(14)
Short-term investments and other	(1)	1
Net investment gains (losses)	$(22)	$(35)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of March 31, 2024 and 2023	$11	$(2)

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Three months ended March 31
(In millions)	2024	2023
Fixed maturity securities available-for-sale:
Corporate and other bonds	$9	$8
Asset-backed	5	—
Impairment losses (gains) recognized in earnings	$14	$8
There were no losses recognized on mortgage loans during the three months ended March 31, 2024 or 2023.

The following tables present a summary of fixed maturity securities.

March 31, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,221	$485	$1,374	$3	$24,329
States, municipalities and political subdivisions	7,726	318	756	—	7,288
Asset-backed:
Residential mortgage-backed	3,563	10	483	—	3,090
Commercial mortgage-backed	1,838	8	193	8	1,645
Other asset-backed	3,586	19	251	9	3,345
Total asset-backed	8,987	37	927	17	8,080
U.S. Treasury and obligations of government-sponsored enterprises	181	—	2	—	179
Foreign government	763	3	37	—	729
Total fixed maturity securities available-for-sale	42,878	843	3,096	20	40,605
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$42,878	$843	$3,096	$20	$40,605

December 31, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703	—	7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425	—	3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government-sponsored enterprises	152	1	2	—	151
Foreign government	741	6	34	—	713
Total fixed maturity securities available-for-sale	42,414	1,022	2,995	16	40,425
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$42,414	$1,022	$2,995	$16	$40,425

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,578	$48	$13,459	$1,326	$16,037	$1,374
States, municipalities and political subdivisions	686	17	3,266	739	3,952	756
Asset-backed:
Residential mortgage-backed	434	8	2,159	475	2,593	483
Commercial mortgage-backed	131	2	1,162	191	1,293	193
Other asset-backed	588	9	1,833	242	2,421	251
Total asset-backed	1,153	19	5,154	908	6,307	927
U.S. Treasury and obligations of government-sponsored enterprises	100	1	28	1	128	2
Foreign government	136	2	452	35	588	37
Total	$4,653	$87	$22,359	$3,009	$27,012	$3,096

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total	$3,483	$74	$22,248	$2,921	$25,731	$2,995

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,426	$361	$2,273	$309
AAA	1,661	280	1,524	261
AA	4,109	690	3,817	658
A	6,324	570	5,652	517
BBB	11,672	1,083	11,523	1,095
Non-investment grade	820	112	942	155
Total	$27,012	$3,096	$25,731	$2,995
Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2024 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of March 31, 2024.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $437 million, $435 million, and $407 million as of March 31, 2024, December 31, 2023, and March 31, 2023 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	5	5
Balance as of March 31, 2024	$3	$17	$20

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	9	—	9

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3	—	3
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	—	1
Balance as of March 31, 2023	$1	$1	$2

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2024		December 31, 2023
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,238	$1,207	$1,121	$1,091
Due after one year through five years	11,680	11,308	11,563	11,180
Due after five years through ten years	13,283	12,461	13,359	12,573
Due after ten years	16,677	15,629	16,371	15,581
Total	$42,878	$40,605	$42,414	$40,425
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of March 31, 2024, the Company had commitments to purchase or fund approximately $1,570 million and sell approximately $25 million under the terms of these investments.
Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

March 31, 2024	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2024	2023	2022	2021	2020	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$33	$9	$2	$97	$283	$424
LTV 55% to 65%	—	—	—	5	—	—	5
LTV greater than 65%	—	—	30	12	—	—	42
DSCR 1.2x - 1.6x
LTV less than 55%	—	28	5	—	13	63	109
LTV 55% to 65%	12	21	36	36	24	31	160
LTV greater than 65%	—	12	65	—	—	—	77
DSCR ≤1.2
LTV less than 55%	—	—	—	—	—	—	—
LTV 55% to 65%	—	32	75	—	—	43	150
LTV greater than 65%	—	—	28	21	—	48	97
Total	$12	$126	$248	$76	$134	$468	$1,064
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of March 31, 2024, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

March 31, 2024				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$189	$23,966	$1,082	$25,237
States, municipalities and political subdivisions	—	7,245	43	7,288
Asset-backed	—	7,209	871	8,080
Total fixed maturity securities	189	38,420	1,996	40,605
Equity securities:
Common stock	195	—	11	206
Non-redeemable preferred stock	46	439	—	485
Total equity securities	241	439	11	691
Short term and other	1,801	19	—	1,820
Total assets	$2,231	$38,878	$2,007	$43,116
Liabilities
Other liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

December 31, 2023				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions	—	7,348	44	7,392
Asset-backed	—	7,000	901	7,901
Total fixed maturity securities	161	38,274	1,990	40,425
Equity securities:
Common stock	167	—	24	191
Non-redeemable preferred stock	52	440	—	492
Total equity securities	219	440	24	683
Short term and other	1,976	32	—	2,008
Total assets	$2,356	$38,746	$2,014	$43,116
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2024	$1,045	$44	$901	$24	$2,014
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(4)	—	(4)
Reported in Net investment income	—	—	6	6	12
Reported in Other comprehensive income (loss)	(12)	(1)	(5)	—	(18)
Total realized and unrealized investment gains (losses)	(12)	(1)	(3)	6	(10)
Purchases	74	—	18	—	92
Sales	—	—	(9)	(19)	(28)
Settlements	(36)	—	(17)	—	(53)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(19)	—	(19)
Balance as of March 31, 2024	$1,082	$43	$871	$11	$2,007
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$1	$1
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2024 recognized in Other comprehensive income (loss) in the period	(14)	(1)	(5)	—	(20)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2023	$810	$43	$788	$35	$1,676
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	—	—
Reported in Net investment income	—	—	5	(6)	(1)
Reported in Other comprehensive income (loss)	24	1	7	—	32
Total realized and unrealized investment gains (losses)	24	1	12	(6)	31
Purchases	81	—	55	—	136
Sales	—	—	—	—	—
Settlements	(3)	—	(9)	—	(12)
Transfers into Level 3	—	—	23	—	23
Transfers out of Level 3	—	—	(10)	—	(10)
Balance as of March 31, 2023	$912	$44	$859	$29	$1,844
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(6)	$(6)
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2023 recognized in Other comprehensive income (loss) in the period	24	1	7	—	32
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
Short Term and Other Invested Assets
Securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills. Level 2 primarily includes non-U.S. government securities for which all inputs are market observable. Fixed maturity securities purchased within one year of maturity are classified consistent with fixed maturity securities discussed above. Short-term investments as presented in the tables above differ from the amounts presented on the Condensed Consolidated Balance Sheets because certain short-term investments, such as time deposits, are not measured at fair value.
As of March 31, 2024 and December 31, 2023, there were $73 million and $75 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

March 31, 2024	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,521	Discounted cash flow	Credit spread	1% - 7% (2%)

December 31, 2023	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1% - 7% (2%)
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

March 31, 2024	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,029	$—	$—	$987	$987
Liabilities
Short-term debt	$550	$—	$549	$—	$549
Long-term debt	2,970	—	2,852	—	2,852

December 31, 2023	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,035	$—	$—	$997	$997
Liabilities
Short-term debt	$550	$—	$546	$—	$546
Long-term debt	2,481	—	2,385	—	2,385
The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash, Short-term investments not carried at fair value, Accrued investment income and certain Other assets and Other liabilities approximate fair value due to the short term nature of these items. These assets and liabilities are not listed in the tables above.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $88 million and $52 million for the three months ended March 31, 2024 and 2023 primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Three months ended March 31
(In millions)	2024	2023
Reserves, beginning of year:
Gross	$23,304	$22,120
Ceded	5,141	5,191
Net reserves, beginning of year	18,163	16,929
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,502	1,326
Increase (decrease) in provision for insured events of prior years	(6)	13
Amortization of discount	10	11
Total net incurred (1)	1,506	1,350
Net payments attributable to:
Current year events	(113)	(72)
Prior year events	(1,168)	(1,042)
Total net payments	(1,281)	(1,114)
Foreign currency translation adjustment and other	(41)	35
Net reserves, end of period	18,347	17,200
Ceded reserves, end of period	5,241	5,209
Gross reserves, end of period	$23,588	$22,409
(1) Total net incurred does not agree to Insurance claims and policyholders' benefits as reflected on the Condensed Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance, benefit expenses related to future policy benefits and policyholders' dividends, which are not reflected in the table above.
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Three months ended March 31
(In millions)	2024	2023
Pretax (favorable) unfavorable development:
Specialty	$(5)	$—
Commercial	(2)	(2)
International	—	15
Corporate & Other	—	—
Total pretax (favorable) unfavorable development	$(7)	$13

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Three months ended March 31
(In millions)	2024	2023
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$9
Other Professional Liability and Management Liability	—	—
Surety	(18)	—
Warranty	13	(9)
Other	—	—
Total pretax (favorable) unfavorable development	$(5)	$—
2024
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.
Unfavorable development in warranty was primarily due to higher than expected frequency and severity in a recent accident year.
Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2024	2023
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$—
General Liability	—	—
Workers' Compensation	(2)	(2)
Property and Other	—	—
Total pretax (favorable) unfavorable development	$(2)	$(2)
International
The following table presents further detail of the development recorded for the International segment.

Three months ended March 31
(In millions)	2024	2023
Pretax (favorable) unfavorable development:
Commercial	$—	$(2)
Specialty	—	19
Other	—	(2)
Total pretax (favorable) unfavorable development	$—	$15
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $12 million and $8 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, the cumulative amounts ceded under the LPT were $3.6 billion. The unrecognized deferred retroactive reinsurance benefit was $405 million and $417 million as of March 31, 2024 and December 31, 2023 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.6 billion as of March 31, 2024. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
Credit Risk for Ceded Reserves
The majority of the Company’s outstanding voluntary reinsurance receivables are due from reinsurers with financial strength ratings of A- or higher. Receivables due from reinsurers with lower financial strength ratings are primarily due from captive reinsurers and are backed by collateral arrangements.

Note F. Future Policy Benefits Reserves
Future policy benefits reserves are associated with the Company's run-off long-term care business, included in the Life & Group segment, and relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. Future policy benefits reserves are comprised of the liability for future policyholder benefits (LFPB) which is reflected as Insurance reserves: Future policy benefits on the Condensed Consolidated Balance Sheet.
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
See Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2023 for further information on the long-term care reserving process.

The following table summarizes balances and changes in the LFPB.

(In millions)	2024	2023
Present value of future net premiums
Balance, January 1	$3,710	$3,993
Effect of changes in discount rate	(125)	(74)
Balance, January 1, at original locked in discount rate	3,585	3,919
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	(28)	(49)
Adjusted balance, January 1	3,557	3,870
Interest accrual	47	52
Net premiums: earned during period	(107)	(111)
Balance, end of period at original locked in discount rate	3,497	3,811
Effect of changes in discount rate	56	154
Balance, March 31	$3,553	$3,965

Present value of future benefits & expenses
Balance, January 1	$17,669	$17,472
Effect of changes in discount rate	(578)	(125)
Balance, January 1, at original locked in discount rate	17,091	17,347
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	(13)	(50)
Adjusted balance, January 1	17,078	17,297
Interest accrual	231	242
Benefit & expense payments	(321)	(302)
Balance, end of period at original locked in discount rate	16,988	17,237
Effect of changes in discount rate	78	704
Balance, March 31	$17,066	$17,941

Net LFPB	$13,513	$13,976
(1) As of March 31, 2024 and 2023 the re-measurement gain (loss) of $(15) million and $1 million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the Company’s long-term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended March 31	Three Months
(In millions)	2024	2023
Earned premiums	$110	$115
Interest expense	184	190
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of March 31
(In millions)	2024	2023
Expected future benefit and expense payments	$32,474	$33,759
Expected future gross premiums	5,270	5,729
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,664 million and $4,046 million as of March 31, 2024 and 2023.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years and 12 years as of March 31, 2024 and 2023.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of March 31		As of December 31
	2024	2023	2023
Original locked in discount rate	5.22%	5.26%	5.22%
Upper-medium grade fixed income instrument discount rate	5.20	4.92	4.94
For the three months ended March 31, 2024 and 2023, immediate charges to net income resulting from adverse development that caused the Net Premium Ratio (NPR) to exceed 100% for certain cohorts were $20 million and $13 million. For the three months ended March 31, 2024 and 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was $2 million and $11 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2024, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.5 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2024	2023
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$22	$25
Expected return on plan assets	(29)	(30)
Amortization of net actuarial loss	7	8
Total net periodic pension cost (benefit)	$—	$3
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Three months ended March 31
(In millions)	2024	2023
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$—	$1
Other operating expenses	—	2
Total net periodic pension cost (benefit)	$—	$3

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2024	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)
Other comprehensive income (loss) before reclassifications	(1)	(239)	—	341	(32)	69
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $6, $1, $—, $— and $8	(3)	(22)	(6)	—	—	(31)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $58, $(1), $(91), $— and $(35)	2	(217)	6	341	(32)	100
Balance as of March 31, 2024	$(10)	$(1,830)	$(519)	$(18)	$(195)	$(2,572)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2023, as previously reported	$(7)	$(2,738)	$(591)	$—	$(221)	$(3,557)
Cumulative effect adjustment from changes in accounting guidance, net of tax (expense) benefit of $—, $—, $—, $11, $— and $11	—	—	—	(41)	—	(41)
Balance as of January 1, 2023	(7)	(2738)	(591)	(41)	(221)	(3,598)
Other comprehensive income (loss) before reclassifications	(8)	652	—	(396)	17	265
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $4, $2, $—, $— and $6	—	(18)	(7)	—	—	(25)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $(180), $(2), $105, $— and $(75)	(8)	670	7	(396)	17	290
Balance as of March 31, 2023	$(15)	$(2,068)	$(584)	$(437)	$(204)	$(3,308)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2023. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income and Net investment gains or losses are allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$814	$1,202	$315	$110	$—	$—	$2,441
Net investment income	150	176	31	231	21	—	609
Non-insurance warranty revenue	407	—	—	—	—	—	407
Other revenues	1	8	—	—	3	(3)	9
Total operating revenues	1,372	1,386	346	341	24	(3)	3,466
Claims, benefits and expenses
Net incurred claims and benefits	477	828	189	312	(8)	—	1,798
Policyholders’ dividends	2	7	—	—	—	—	9
Amortization of deferred acquisition costs	178	200	66	—	—	—	444
Non-insurance warranty expense	394	—	—	—	—	—	394
Other insurance related expenses	81	138	39	29	—	—	287
Other expenses	15	12	2	—	59	(3)	85
Total claims, benefits and expenses	1,147	1,185	296	341	51	(3)	3,017
Core income (loss) before income tax	225	201	50	—	(27)	—	449
Income tax (expense) benefit on core income (loss)	(48)	(43)	(13)	5	5	—	(94)
Core income (loss)	$177	$158	$37	$5	$(22)	$—	355
Net investment gains (losses)							(22)
Income tax (expense) benefit on net investment gains (losses)							5
Net investment gains (losses), after tax							(17)
Net income (loss)							$338

March 31, 2024
(In millions)
Reinsurance receivables	$1,432	$1,279	$477	$92	$2,316	$—	$5,596
Insurance receivables	979	2,096	379	4	—	—	3,458
Deferred acquisition costs	401	394	132	—	—	—	927
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	3,621	—	—	—	—	—	3,621
Insurance reserves
Claim and claim adjustment expenses	7,221	10,332	2,745	663	2,627	—	23,588
Unearned premiums	3,193	2,996	740	118	—	(1)	7,046
Future policy benefits	—	—	—	13,513	—	—	13,513
Deferred non-insurance warranty revenue	4,645	—	—	—	—	—	4,645

Three months ended March 31, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$797	$1,046	$290	$115	$—	$—	$2,248
Net investment income	129	149	23	214	10	—	525
Non-insurance warranty revenue	407	—	—	—	—	—	407
Other revenues	—	7	—	—	3	(3)	7
Total operating revenues	1,333	1,202	313	329	13	(3)	3,187
Claims, benefits and expenses
Net incurred claims and benefits	465	688	189	311	(7)	—	1,646
Policyholders’ dividends	1	6	—	—	—	—	7
Amortization of deferred acquisition costs	165	169	45	—	—	—	379
Non-insurance warranty expense	384	—	—	—	—	—	384
Other insurance related expenses	86	142	47	29	1	—	305
Other expenses	14	6	1	1	41	(3)	60
Total claims, benefits and expenses	1,115	1,011	282	341	35	(3)	2,781
Core income (loss) before income tax	218	191	31	(12)	(22)	—	406
Income tax (expense) benefit on core income (loss)	(47)	(40)	(7)	9	4	—	(81)
Core income (loss)	$171	$151	$24	$(3)	$(18)	$—	325
Net investment gains (losses)							(35)
Income tax (expense) benefit on net investment gains (losses)							7
Net investment gains (losses), after tax							(28)
Net income (loss)							$297

December 31, 2023
(In millions)
Reinsurance receivables	$1,281	$1,218	$468	$93	$2,374	$—	$5,434
Insurance receivables	1,053	2,024	388	5	—	—	3,470
Deferred acquisition costs	392	371	133	—	—	—	896
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	3,661	—	—	—	—	—	3,661
Insurance reserves
Claim and claim adjustment expenses	7,131	10,103	2,709	675	2,686	—	23,304
Unearned premiums	3,227	2,858	749	99	—	—	6,933
Future policy benefits	—	—	—	13,959	—	—	13,959
Deferred non-insurance warranty revenue	4,694	—	—	—	—	—	4,694

The following table presents operating revenues by line of business for each reportable segment.

Three months ended March 31
(In millions)	2024	2023
Specialty
Management & Professional Liability	$729	$705
Surety	182	168
Warranty & Alternative Risks	461	460
Specialty revenues	1,372	1,333
Commercial
Middle Market	432	398
Construction	455	385
Small Business	154	150
Other Commercial	345	269
Commercial revenues	1,386	1,202
International
Canada	98	93
Europe	143	127
Hardy	105	93
International revenues	346	313
Life & Group revenues	341	329
Corporate & Other revenues	24	13
Eliminations	(3)	(3)
Total operating revenues	3,466	3,187
Net investment gains (losses)	(22)	(35)
Total revenues	$3,444	$3,152

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had a deferred non-insurance warranty revenue balance of $4.6 billion and $4.7 billion reported under Liabilities as of March 31, 2024 and December 31, 2023. For the three months ended March 31, 2024 and 2023, the Company recognized $0.4 billion of revenues in each period that were included in the deferred revenue balance as of January 1, 2024 and 2023. For the three months ended March 31, 2024 and 2023, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.1 billion of the deferred revenue in the remainder of 2024, $1.1 billion in 2025, $0.9 billion in 2026 and $1.5 billion thereafter.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Conditions and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023.
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
The accounting estimates discussed below are considered by us to be critical to an understanding of our Condensed Consolidated Financial Statements as their application places the most significant demands on our judgment:
•Insurance Reserves
•Long-Term Care Reserves
•Reinsurance and Insurance Receivables
•Valuation of Investments and Impairment of Securities
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from our estimates and may have a material adverse impact on our results of operations, financial condition, equity, business, and insurer financial strength and corporate debt ratings. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

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

Three months ended March 31
(In millions)	2024	2023
Operating Revenues
Net earned premiums	$2,441	$2,248
Net investment income	609	525
Non-insurance warranty revenue	407	407
Other revenues	9	7
Total operating revenues	3,466	3,187
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement gain (loss) of $(15) and $1)	1,798	1,646
Policyholders' dividends	9	7
Amortization of deferred acquisition costs	444	379
Non-insurance warranty expense	394	384
Other insurance related expenses	287	305
Other expenses	85	60
Total claims, benefits and expenses	3,017	2,781
Core income before income tax	449	406
Income tax expense on core income	(94)	(81)
Core income	355	325
Net investment losses	(22)	(35)
Income tax benefit on net investment losses	5	7
Net investment losses, after tax	(17)	(28)
Net income	$338	$297
Core income increased $30 million for the three months ended March 31, 2024 as compared with the same period in 2023. Core income for our Property & Casualty Operations increased $26 million driven by higher net investment income and favorable net prior year loss reserve development partially offset by higher catastrophe losses. Core results for our Life & Group segment improved $8 million, while core loss for our Corporate & Other segment increased $4 million.
Catastrophe losses were $88 million and $52 million for the three months ended March 31, 2024 and 2023. Favorable net prior year loss reserve development of $7 million was recorded for the three months ended March 31, 2024 as compared with unfavorable net prior year loss reserve development of $13 million recorded for the three months ended March 31, 2023 related to our Specialty, Commercial and International segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023
Gross written premiums	$1,682	$1,780
Gross written premiums excluding third-party captives	880	886
Net written premiums	792	788
Net earned premiums	814	797
Underwriting gain	76	80
Net investment income	150	129
Core income	177	171

Other performance metrics:
Underlying loss ratio	59.2%	58.4%
Effect of catastrophe impacts	—	—
Effect of development-related items	(0.6)	—
Loss ratio	58.6	58.4
Expense ratio	31.8	31.4
Dividend ratio	0.3	0.2
Combined ratio	90.7%	90.0%
Underlying combined ratio	91.3%	90.0%

Rate	2%	2%
Renewal premium change	3	4
Retention	88	88
New business	$94	$108
Gross written premiums, excluding third-party captives, for Specialty decreased $6 million for the three months ended March 31, 2024 as compared with the same period in 2023 driven by lower new business partially offset by favorable rate. Net written premiums for Specialty increased $4 million for the three months ended March 31, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $6 million for the three months ended March 31, 2024 as compared with the same period in 2023 primarily due to higher net investment income and favorable net prior year loss reserve development partially offset by higher claim costs in our non-insurance auto warranty business and lower underlying underwriting results.
The combined ratio of 90.7% increased 0.7 points for the three months ended March 31, 2024 as compared with the same period in 2023 primarily due to a 0.4 point increase in the expense ratio and a 0.2 point increase in the loss ratio. The increase in the expense ratio was driven by higher acquisition costs. The increase in the loss ratio was due to an increase in the underlying loss ratio partially offset by favorable net prior year loss reserve development. There were no catastrophe losses for three months ended March 31, 2024 and 2023.
Favorable net prior year loss reserve development of $5 million was recorded for the three months ended March 31, 2024 as compared with no net prior year loss reserve development for the three months ended March 31, 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	March 31, 2024	December 31, 2023
Gross case reserves	$1,621	$1,604
Gross IBNR reserves	5,600	5,527
Total gross carried claim and claim adjustment expense reserves	$7,221	$7,131
Net case reserves	$1,386	$1,392
Net IBNR reserves	4,516	4,524
Total net carried claim and claim adjustment expense reserves	$5,902	$5,916

Commercial
The following table details the results of operations for Commercial.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023
Gross written premiums	$1,686	$1,442
Gross written premiums excluding third-party captives	1,682	1,440
Net written premiums	1,338	1,188
Net earned premiums	1,202	1,046
Underwriting gain	29	41
Net investment income	176	149
Core income	158	151

Other performance metrics:
Underlying loss ratio	62.0%	61.5%
Effect of catastrophe impacts	6.8	4.2
Effect of development-related items	—	—
Loss ratio	68.8	65.7
Expense ratio	28.2	29.8
Dividend ratio	0.6	0.5
Combined ratio	97.6%	96.0%
Underlying combined ratio	90.8%	91.8%

Rate	6%	7%
Renewal premium change	8	9
Retention	85	86
New business	$367	$310
Gross written premiums for Commercial increased $244 million for the three months ended March 31, 2024 as compared with the same period in 2023 driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $150 million for the three months ended March 31, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $7 million for the three months ended March 31, 2024 as compared with the same period in 2023, driven by higher net investment income and improved underlying underwriting results partially offset by higher catastrophe losses.
The combined ratio of 97.6% increased 1.6 points for the three months ended March 31, 2024 as compared with the same period in 2023 primarily due to a 3.1 point increase in the loss ratio partially offset by a 1.6 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses. Catastrophe losses were $82 million, or 6.8 points of the loss ratio, for the three months ended March 31, 2024, as compared with $44 million, or 4.2 points of the loss ratio, for the three months ended March 31, 2023. The improvement in the expense ratio was driven by higher net earned premiums and lower acquisition costs partially offset by higher employee related costs.
Favorable net prior year loss reserve development of $2 million was recorded for the three months ended March 31, 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	March 31, 2024	December 31, 2023
Gross case reserves	$3,280	$3,291
Gross IBNR reserves	7,052	6,812
Total gross carried claim and claim adjustment expense reserves	$10,332	$10,103
Net case reserves	$2,884	$2,878
Net IBNR reserves	6,330	6,143
Total net carried claim and claim adjustment expense reserves	$9,214	$9,021

International
The following table details the results of operations for International.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023
Gross written premiums	$374	$398
Net written premiums	260	271
Net earned premiums	315	290
Underwriting gain	21	9
Net investment income	31	23
Core income	37	24

Other performance metrics:
Underlying loss ratio	58.1%	57.5%
Effect of catastrophe impacts	2.0	2.8
Effect of development-related items	—	5.1
Loss ratio	60.1	65.4
Expense ratio	33.2	31.8
Combined ratio	93.3%	97.2%
Underlying combined ratio	91.3%	89.3%

Rate	1%	4%
Renewal premium change	3	8
Retention	82	83
New business	$68	$85
Gross written premiums for International decreased $24 million for the three months ended March 31, 2024 as compared with the same period in 2023. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $31 million driven by lower new business. Net written premiums for International decreased $11 million for the three months ended March 31, 2024 as compared with the same period in 2023. Excluding the effect of foreign currency exchange rates, net written premiums decreased $16 million for the three months ended March 31, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $13 million for the three months ended March 31, 2024 as compared with the same period in 2023 driven by unfavorable net prior year loss reserve development recorded in the prior year quarter and higher net investment income. There was no net prior year loss reserve development recorded for the three months ended March 31, 2024 compared to unfavorable net prior year loss reserve development of $15 million for the three months ended March 31, 2023.
The combined ratio of 93.3% improved 3.9 points for the three months ended March 31, 2024 as compared with the same period in 2023 due to a 5.3 point improvement in the loss ratio partially offset by a 1.4 point increase in the expense ratio. The improvement in the loss ratio was driven by unfavorable net prior year loss reserve development recorded in the prior year quarter. Catastrophe losses were $6 million, or 2.0 points of the loss ratio, for the three months ended March 31, 2024, as compared with $8 million, or 2.8 points of the loss ratio, for the three months ended March 31, 2023. The increase in the expense ratio was driven by higher employee related costs partially offset by higher net earned premiums.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

The following table summarizes the gross and net carried reserves for International.

(In millions)	March 31, 2024	December 31, 2023
Gross case reserves	$849	$864
Gross IBNR reserves	1,896	1,845
Total gross carried claim and claim adjustment expense reserves	$2,745	$2,709
Net case reserves	$695	$708
Net IBNR reserves	1,604	1,568
Total net carried claim and claim adjustment expense reserves	$2,299	$2,276

Life & Group
The following table summarizes the results of operations for Life & Group.

Three months ended March 31
(In millions)	2024	2023
Net earned premiums	$110	$115
Claims, benefits and expenses	341	341
Net investment income	231	214
Core income (loss)	5	(3)
Core results increased $8 million for the three months ended March 31, 2024 as compared with the same period in 2023 primarily due to higher net investment income.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Three months ended March 31
(In millions)	2024	2023
Net investment income	$21	$10
Insurance claims and policyholders' benefits	(8)	(7)
Interest expense	34	28
Core loss	(22)	(18)
Core loss increased $4 million for the three months ended March 31, 2024 as compared with the same period in 2023. The current quarter includes a $5 million after-tax charge related to office consolidation.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	March 31, 2023	December 31, 2023
Gross case reserves	$1,350	$1,353
Gross IBNR reserves	1,277	1,333
Total gross carried claim and claim adjustment expense reserves	$2,627	$2,686
Net case reserves	$138	$129
Net IBNR reserves	222	239
Total net carried claim and claim adjustment expense reserves	$360	$368

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Three months ended March 31
(In millions)	2024	2023
Fixed income securities:
Taxable fixed income securities	$472	$430
Tax-exempt fixed income securities	38	49
Total fixed income securities	510	479
Limited partnership and common stock investments	68	28
Other, net of investment expense	31	18
Net investment income	$609	$525

Effective income yield for the fixed income securities portfolio	4.7%	4.6%
Limited partnership and common stock return	2.9%	1.3%
Net investment income increased $84 million for the three months ended March 31, 2024 as compared with the same period in 2023 driven by favorable limited partnership and common stock returns and higher income from fixed income securities as a result of favorable reinvestment rates.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Three months ended March 31
(In millions)	2024	2023
Fixed maturity securities:
Corporate bonds and other	$(17)	$(23)
States, municipalities and political subdivisions	—	10
Asset-backed	(15)	(9)
Total fixed maturity securities	(32)	(22)
Non-redeemable preferred stock	11	(14)
Derivatives, short term and other	(1)	1
Net investment losses	(22)	(35)
Income tax benefit on net investment losses	5	7
Net investment losses, after tax	$(17)	$(28)
Pretax net investment losses decreased $13 million for the three months ended March 31, 2024 as compared with the same period in 2023 driven by the favorable change in fair value of non-redeemable preferred stock.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,862	$(355)	$2,795	$(298)
AAA	2,850	(203)	2,727	(169)
AA	6,384	(496)	6,444	(420)
A	10,059	(327)	9,910	(223)
BBB	16,530	(795)	16,670	(744)
Non-investment grade	1,920	(77)	1,879	(119)
Total	$40,605	$(2,253)	$40,425	$(1,973)
As of March 31, 2024 and December 31, 2023, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of prefunded municipal bonds as of March 31, 2024 and December 31, 2023.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,426	$361
AAA	1,661	280
AA	4,109	690
A	6,324	570
BBB	11,672	1,083
Non-investment grade	820	112
Total	$27,012	$3,096
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$1,067	$36
Due after one year through five years	8,432	448
Due after five years through ten years	8,070	1,052
Due after ten years	9,443	1,560
Total	$27,012	$3,096

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

	March 31, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$14,835	10.0	$15,137	10.2
Property & Casualty and Corporate & Other	28,123	4.5	27,981	4.5
Total	$42,958	6.4	$43,118	6.5
The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2024, net cash provided by operating activities was $504 million as compared with $436 million for the same period in 2023. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher distributions from limited partnerships, partially offset by an increase in net claim payments and higher operating expenses.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the three months ended March 31, 2024, net cash used by investing activities was $249 million as compared with net cash provided by investing activities of $51 million for the same period in 2023. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the three months ended March 31, 2024, net cash used by financing activities was $189 million as compared with $480 million for the same period in 2023. Financing activities for the periods presented include:
•In the first quarter of 2024, we paid dividends of $667 million.
•In the first quarter of 2024, we issued $500 million of 5.125% notes due February 15, 2034.
•In the first quarter of 2023, we paid dividends of $445 million and repurchased 550,000 shares of our common stock at an aggregate cost of $24 million.

Common Stock Dividends
Cash dividends of $2.44 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the three months ended March 31, 2024. On May 2, 2024, our Board of Directors declared a quarterly cash dividend of $0.44 per share, payable June 6, 2024 to stockholders of record on May 20, 2024. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2024 CCC was in a positive earned surplus position. CCC paid dividends of $300 million and $475 million to CNAF during the three months ended March 31, 2024 and 2023. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves (note that loss reserves for long-term care, A&EP and other mass tort claims are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures); the impact of routine ongoing insurance reserve reviews we conduct; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statements. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following as well as those risks contained in the Risk Factors section of our 2023 Annual Report on Form 10-K:
Company-Specific Factors
•the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates sections of our 2023 Annual Report on Form 10-K and this report, and the Reserves - Estimates and Uncertainties section of our 2023 Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility for future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;
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
•the effects on the frequency of claims of reviver statutes that extend, or eliminate, the statute of limitations for the reporting of claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2024. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2024, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2024.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: May 6, 2024	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1