Form 10-Q
period 2024-06-30
CNA FINANCIAL CORP
filed 2024-07-29
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 25, 2024, 270,836,385 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2024	2023	2024	2023
Revenues
Net earned premiums	$2,498	$2,347	$4,939	$4,595
Net investment income	618	575	1,227	1,100
Net investment losses	(10)	(32)	(32)	(67)
Non-insurance warranty revenue	404	407	811	814
Other revenues	9	7	18	14
Total revenues	3,519	3,304	6,963	6,456
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $(25), $(33), $(40) and $(34))	1,882	1,779	3,689	3,432
Amortization of deferred acquisition costs	435	403	879	782
Non-insurance warranty expense	388	384	782	768
Other operating expenses	378	346	715	683
Interest	34	31	69	59
Total claims, benefits and expenses	3,117	2,943	6,134	5,724
Income before income tax	402	361	829	732
Income tax expense	(85)	(78)	(174)	(152)
Net income	$317	$283	$655	$580

Basic earnings per share	$1.17	$1.04	$2.41	$2.14

Diluted earnings per share	$1.17	$1.04	$2.40	$2.13

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.6	271.2	271.6	271.2
Diluted	272.6	272.0	272.6	272.1
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Comprehensive Income
Net income	$317	$283	$655	$580
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	—	(1)	2	(9)
Net unrealized gains and losses on other investments	(244)	(413)	(461)	257
Net unrealized gains and losses on investments	(244)	(414)	(459)	248
Impact of changes in discount rates used to measure long-duration contract liabilities	273	256	614	(140)
Foreign currency translation adjustment	(10)	34	(42)	51
Pension and postretirement benefits	6	7	12	14
Other comprehensive income (loss), net of tax	25	(117)	125	173
Total comprehensive income	$342	$166	$780	$753
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $42,993 and $42,414, less allowance for credit loss of $17 and $16)	$40,403	$40,425
Equity securities at fair value (cost of $663 and $686)	669	683
Limited partnership investments	2,367	2,174
Other invested assets	73	80
Mortgage loans (less allowance for credit loss of $35 and $35)	986	1,035
Short-term investments	1,747	2,165
Total investments	46,245	46,562
Cash	375	345
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $22)	5,652	5,412
Insurance receivables (less allowance for uncollectible receivables of $25 and $28)	3,816	3,442
Accrued investment income	453	444
Deferred acquisition costs	948	896
Deferred income taxes	941	1,016
Property and equipment at cost (less accumulated depreciation of $308 and $296)	259	253
Goodwill	146	146
Deferred non-insurance warranty acquisition expense	3,598	3,661
Other assets (includes $1 and $23 due from Loews Corporation)	2,761	2,534
Total assets	$65,194	$64,711
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$23,974	$23,304
Unearned premiums	7,409	6,933
Future policy benefits	13,211	13,959
Short-term debt	—	550
Long-term debt	2,971	2,481
Deferred non-insurance warranty revenue	4,623	4,694
Other liabilities (includes $16 and $28 due to Loews Corporation)	3,132	2,897
Total liabilities	55,320	54,818
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,835,170 and 270,881,457 shares outstanding)	683	683
Additional paid-in capital	2,210	2,221
Retained earnings	9,623	9,755
Accumulated other comprehensive loss	(2,547)	(2,672)
Treasury stock (2,205,073 and 2,158,786 shares), at cost	(95)	(94)
Total stockholders’ equity	9,874	9,893
Total liabilities and stockholders' equity	$65,194	$64,711
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2024	2023
Cash Flows from Operating Activities
Net income	$655	$580
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	31	21
Trading portfolio activity	(6)	1
Net investment losses	32	67
Equity method investees	(72)	(29)
Net amortization of investments	(105)	(87)
Depreciation and amortization	34	28
Changes in:
Receivables, net	(626)	(497)
Accrued investment income	(10)	(21)
Deferred acquisition costs	(55)	(74)
Insurance reserves	1,255	1,165
Other, net	(13)	(217)
Net cash flows provided by operating activities	1,120	937
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	1,611	2,285
Fixed maturity securities - maturities, calls and redemptions	1,109	613
Equity securities	288	121
Limited partnerships	29	79
Mortgage loans	61	78
Purchases:
Fixed maturity securities	(3,338)	(3,506)
Equity securities	(246)	(126)
Limited partnerships	(140)	(245)
Mortgage loans	(12)	(53)
Change in other investments	5	6
Change in short-term investments	461	(62)
Purchases of property and equipment	(39)	(43)
Other, net	2	(5)
Net cash flows used by investing activities	(209)	(858)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(786)	(559)
Proceeds from the issuance of debt	490	395
Repayment of debt	(550)	—
Purchase of treasury stock	(20)	(24)
Other, net	(12)	(12)
Net cash flows used by financing activities	(878)	(200)
Effect of foreign exchange rate changes on cash	(3)	4
Net change in cash	30	(117)
Cash, beginning of year	345	475
Cash, end of period	$375	$358
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,201	2,196	2,221	2,220
Stock-based compensation	9	8	(11)	(16)
Balance, end of period	2,210	2,204	2,210	2,204
Retained Earnings
Balance, beginning of period, as previously reported	9,425	9,191	9,755	9,572
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	—	(236)
Balance, beginning of period	9,425	9,191	9,755	9,336
Dividends to common stockholders ($0.44, $0.42, $2.88 and $2.04 per share)	(119)	(115)	(787)	(557)
Net income	317	283	655	580
Balance, end of period	9,623	9,359	9,623	9,359
Accumulated Other Comprehensive Loss
Balance, beginning of period, as previously reported	(2,572)	(3,308)	(2,672)	(3,557)
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	—	(41)
Balance, beginning of period	(2,572)	(3,308)	(2,672)	(3,598)
Other comprehensive income (loss)	25	(117)	125	173
Balance, end of period	(2,547)	(3,425)	(2,547)	(3,425)
Treasury Stock
Balance, beginning of period	(75)	(95)	(94)	(93)
Stock-based compensation	—	—	19	22
Purchase of treasury stock	(20)	—	(20)	(24)
Balance, end of period	(95)	(95)	(95)	(95)
Total stockholders' equity	$9,874	$8,726	$9,874	$8,726
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of June 30, 2024.
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
The interim financial data as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Pending Adoption
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the Company’s Chief Operating Decision Maker (CODM). The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures and expects to disclose additional quantitative and qualitative information related to segment expenses regularly provided to the CODM that are included in the Company's measure of segment profit or loss, which is core income (loss).
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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2024	2023	2024	2023
Net income (loss)	$317	$283	$655	$580

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.6	271.2	271.6	271.2
Diluted
Weighted average shares outstanding	271.6	271.2	271.6	271.2
Dilutive effect of stock-based awards under compensation plans	1.0	0.8	1.0	0.9
Total	272.6	272.0	272.6	272.1

Earnings (loss) per share
Basic	$1.17	$1.04	$2.41	$2.14
Diluted	$1.17	$1.04	$2.40	$2.13
Excluded from the calculation of diluted earnings (loss) per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
The Company repurchased 450,000 and 550,000 shares of CNAF common stock at an aggregate cost of $20 million and $24 million during the six months ended June 30, 2024 and 2023.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Fixed maturity securities	$511	$482	$1,013	$952
Equity securities	13	21	35	33
Limited partnership investments	74	55	128	80
Mortgage loans	14	14	29	28
Short-term investments	20	13	48	28
Trading portfolio	—	—	1	3
Other	7	9	15	14
Gross investment income	639	594	1,269	1,138
Investment expense	(21)	(19)	(42)	(38)
Net investment income	$618	$575	$1,227	$1,100
Net investment income (loss) recognized due to the change in fair value of common stock held as of June 30, 2024 and 2023	$2	$10	$11	$7
Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$13	$8	$27	$43
Gross losses	(25)	(35)	(71)	(92)
Net investment gains (losses) on fixed maturity securities	(12)	(27)	(44)	(49)
Equity securities	1	3	12	(11)
Mortgage loans	—	(6)	—	(6)
Short-term investments and other	1	(2)	—	(1)
Net investment gains (losses)	$(10)	$(32)	$(32)	$(67)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of June 30, 2024 and 2023	$1	$3	$12	$—

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Fixed maturity securities available-for-sale:
Corporate and other bonds	$6	$9	$15	$17
Asset-backed	—	8	5	8
Impairment losses (gains) recognized in earnings	$6	$17	$20	$25

There were no losses recognized on mortgage loans during the three and six months ended June 30, 2024. There were $6 million of losses recognized on mortgage loans during the three and six months ended June 30, 2023.

The following tables present a summary of fixed maturity securities.

June 30, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,463	$401	$1,496	$—	$24,368
States, municipalities and political subdivisions	7,560	269	800	—	7,029
Asset-backed:
Residential mortgage-backed	3,602	8	495	—	3,115
Commercial mortgage-backed	1,798	7	186	8	1,611
Other asset-backed	3,631	17	260	9	3,379
Total asset-backed	9,031	32	941	17	8,105
U.S. Treasury and obligations of government-sponsored enterprises	193	1	3	—	191
Foreign government	742	2	38	—	706
Total fixed maturity securities available-for-sale	42,989	705	3,278	17	40,399
Total fixed maturity securities trading	4	—	—	—	4
Total fixed maturity securities	$42,993	$705	$3,278	$17	$40,403

December 31, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703	—	7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425	—	3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government-sponsored enterprises	152	1	2	—	151
Foreign government	741	6	34	—	713
Total fixed maturity securities available-for-sale	42,414	1,022	2,995	16	40,425
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$42,414	$1,022	$2,995	$16	$40,425

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3,388	$84	$13,395	$1,412	$16,783	$1,496
States, municipalities and political subdivisions	899	23	3,257	777	4,156	800
Asset-backed:
Residential mortgage-backed	556	9	2,227	486	2,783	495
Commercial mortgage-backed	170	1	1,153	185	1,323	186
Other asset-backed	372	9	1,904	251	2,276	260
Total asset-backed	1,098	19	5,284	922	6,382	941
U.S. Treasury and obligations of government-sponsored enterprises	117	1	51	2	168	3
Foreign government	160	3	442	35	602	38
Total	$5,662	$130	$22,429	$3,148	$28,091	$3,278

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total	$3,483	$74	$22,248	$2,921	$25,731	$2,995

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,599	$378	$2,273	$309
AAA	1,841	288	1,524	261
AA	4,371	730	3,817	658
A	6,587	629	5,652	517
BBB	11,813	1,119	11,523	1,095
Non-investment grade	880	134	942	155
Total	$28,091	$3,278	$25,731	$2,995
Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2024 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of June 30, 2024.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $444 million, $435 million, and $413 million as of June 30, 2024, December 31, 2023, and June 30, 2023 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2024	$3	$17	$20
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	1	1
Balance as of June 30, 2024	$—	$17	$17

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2023	$1	$1	$2
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	1	7	8
Available-for-sale securities accounted for as PCD assets	11	—	11

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	1	1
Balance as of June 30, 2023	$13	$9	$22

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	6	6
Balance as of June 30, 2024	$—	$17	$17

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	1	7	8
Available-for-sale securities accounted for as PCD assets	20	—	20

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3	—	3
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	1	2
Balance as of June 30, 2023	$13	$9	$22

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2024		December 31, 2023
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,528	$1,493	$1,121	$1,091
Due after one year through five years	11,521	11,129	11,563	11,180
Due after five years through ten years	13,115	12,225	13,359	12,573
Due after ten years	16,825	15,552	16,371	15,581
Total	$42,989	$40,399	$42,414	$40,425
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of June 30, 2024, the Company had commitments to purchase or fund approximately $1,765 million and sell approximately $145 million under the terms of these investments.
Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

June 30, 2024	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2024	2023	2022	2021	2020	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$33	$10	$2	$96	$241	$382
LTV 55% to 65%	—	—	—	5	—	—	5
LTV greater than 65%	—	—	30	12	—	—	42
DSCR 1.2x - 1.6x
LTV less than 55%	—	28	5	—	13	63	109
LTV 55% to 65%	12	21	36	36	4	31	140
LTV greater than 65%	—	12	64	—	21	—	97
DSCR ≤1.2
LTV less than 55%	—	—	—	—	—	—	—
LTV 55% to 65%	—	32	75	—	—	42	149
LTV greater than 65%	—	—	28	21	—	48	97
Total	$12	$126	$248	$76	$134	$425	$1,021
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of June 30, 2024, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

June 30, 2024				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$194	$23,946	$1,129	$25,269
States, municipalities and political subdivisions	—	6,986	43	7,029
Asset-backed	—	7,218	887	8,105
Total fixed maturity securities	194	38,150	2,059	40,403
Equity securities:
Common stock	168	—	12	180
Non-redeemable preferred stock	45	442	2	489
Total equity securities	213	442	14	669
Short-term and other	1,546	25	—	1,571
Total assets	$1,953	$38,617	$2,073	$42,643
Liabilities
Other liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

December 31, 2023				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions	—	7,348	44	7,392
Asset-backed	—	7,000	901	7,901
Total fixed maturity securities	161	38,274	1,990	40,425
Equity securities:
Common stock	167	—	24	191
Non-redeemable preferred stock	52	440	—	492
Total equity securities	219	440	24	683
Short-term and other	1,976	32	—	2,008
Total assets	$2,356	$38,746	$2,014	$43,116
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2024	$1,082	$43	$871	$11	$2,007
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(3)	—	(3)
Reported in Net investment income	—	—	5	—	5
Reported in Other comprehensive income (loss)	(8)	—	(11)	—	(19)
Total realized and unrealized investment gains (losses)	(8)	—	(9)	—	(17)
Purchases	72	—	55	3	130
Sales	—	—	(5)	—	(5)
Settlements	(17)	—	(25)	—	(42)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance as of June 30, 2024	$1,129	$43	$887	$14	$2,073
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2024 recognized in Other comprehensive income (loss) in the period	(8)	—	(11)	—	(19)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2023	$912	$44	$859	$29	$1,844
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(1)	—	(1)
Reported in Net investment income	—	—	5	(1)	4
Reported in Other comprehensive income (loss)	(15)	(1)	(7)	—	(23)
Total realized and unrealized investment gains (losses)	(15)	(1)	(3)	(1)	(20)
Purchases	68	—	87	—	155
Sales	—	—	—	(2)	(2)
Settlements	(5)	—	(17)	—	(22)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(43)	—	(43)
Balance as of June 30, 2023	$971	$43	$883	$26	$1,923
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2023 recognized in Other comprehensive income (loss) in the period	(15)	(1)	(7)	—	(23)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2024	$1,045	$44	$901	$24	$2,014
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(7)	—	(7)
Reported in Net investment income	—	—	11	6	17
Reported in Other comprehensive income (loss)	(20)	(1)	(16)	—	(37)
Total realized and unrealized investment gains (losses)	(20)	(1)	(12)	6	(27)
Purchases	146	—	73	3	222
Sales	—	—	(14)	(19)	(33)
Settlements	(53)	—	(42)	—	(95)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(19)	—	(19)
Balance as of June 30, 2024	$1,129	$43	$887	$14	$2,073
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2024 recognized in Other comprehensive income (loss) in the period	(22)	(1)	(16)	—	(39)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2023	$810	$43	$788	$35	$1,676
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(1)	—	(1)
Reported in Net investment income	—	—	10	(7)	3
Reported in Other comprehensive income (loss)	9	—	—	—	9
Total realized and unrealized investment gains (losses)	9	—	9	(7)	11
Purchases	149	—	142	—	291
Sales	—	—	—	(2)	(2)
Settlements	(8)	—	(26)	—	(34)
Transfers into Level 3	11	—	23	—	34
Transfers out of Level 3	—	—	(53)	—	(53)
Balance as of June 30, 2023	$971	$43	$883	$26	$1,923
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2023 recognized in Other comprehensive income (loss) in the period	9	—	(1)	—	8
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
Short-Term and Other Invested Assets
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
As of June 30, 2024 and December 31, 2023, there were $67 million and $75 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

June 30, 2024	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,571	Discounted cash flow	Credit spread	1% - 6% (2%)

December 31, 2023	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1% - 7% (2%)
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

June 30, 2024	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$986	$—	$—	$944	$944
Liabilities
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	2,971	—	2,841	—	2,841

December 31, 2023	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,035	$—	$—	$997	$997
Liabilities
Short-term debt	$550	$—	$546	$—	$546
Long-term debt	2,481	—	2,385	—	2,385
The carrying amounts reported on the Condensed Consolidated Balance Sheets for Cash, Short-term investments not carried at fair value, Accrued investment income and certain Other assets and Other liabilities approximate fair value due to the short-term nature of these items. These assets and liabilities are not listed in the tables above.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $82 million and $170 million for the three and six months ended June 30, 2024 and $68 million and $120 million for the three and six months ended June 30, 2023 primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

For the six months ended June 30
(In millions)	2024	2023
Reserves, beginning of year:
Gross	$23,304	$22,120
Ceded	5,141	5,191
Net reserves, beginning of year	18,163	16,929
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,039	2,746
Increase (decrease) in provision for insured events of prior years	19	37
Amortization of discount	20	22
Total net incurred (1)	3,078	2,805
Net payments attributable to:
Current year events	(308)	(287)
Prior year events	(2,259)	(2,014)
Total net payments	(2,567)	(2,301)
Foreign currency translation adjustment and other	(58)	57
Net reserves, end of period	18,616	17,490
Ceded reserves, end of period	5,358	5,312
Gross reserves, end of period	$23,974	$22,802
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

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Pretax (favorable) unfavorable development:
Specialty	$(3)	$(4)	$(8)	$(4)
Commercial	(6)	(13)	(8)	(15)
International	(3)	—	(3)	15
Corporate & Other	35	35	35	35
Total pretax (favorable) unfavorable development	$23	$18	$16	$31
Following the second quarter annual review of Corporate & Other reserves, including legacy mass tort exposures, unfavorable development of $35 million was recorded within the Corporate & Other segment for the three and six months ended June 30, 2024 and 2023, largely associated with legacy mass tort abuse claims.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(2)	$—	$(2)	$9
Other Professional Liability and Management Liability	17	(1)	17	(1)
Surety	(8)	(7)	(26)	(7)
Warranty	—	—	13	(9)
Other	(10)	4	(10)	4
Total pretax (favorable) unfavorable development	$(3)	$(4)	$(8)	$(4)
Three Months
2024
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in the Company's professional errors and omissions (E&O) and cyber businesses.
Favorable development in other was primarily due to favorable loss emergence in casualty coverages associated with healthcare products.
Six Months
2024
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in the Company's professional E&O and cyber businesses.
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.
Unfavorable development in warranty was primarily due to higher than expected frequency and severity in a recent accident year.
Favorable development in other was primarily due to favorable loss emergence in casualty coverages associated with healthcare products.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Pretax (favorable) unfavorable development:
Commercial Auto	$21	$11	$21	$11
General Liability	19	70	19	70
Workers' Compensation	(47)	(96)	(49)	(98)
Property and Other	1	2	1	2
Total pretax (favorable) unfavorable development	$(6)	$(13)	$(8)	$(15)
Three and Six Months
2024
Unfavorable development in commercial auto was due to higher than expected claim severity in recent accident years.
Unfavorable development in general liability was due to higher than expected claim severity in multiple accident years going back to 2014 and prior.
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
Favorable development in workers' compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Pretax (favorable) unfavorable development:
Commercial	$6	$(3)	$6	$(5)
Specialty	(9)	3	(9)	22
Other	—	—	—	(2)
Total pretax (favorable) unfavorable development	$(3)	$—	$(3)	$15
Six Months
2023
Unfavorable development in specialty was due to higher than expected large loss emergence in the Company's professional liability business in accident year 2017.

Asbestos & Environmental Pollution (A&EP) Reserves
In 2010, Continental Casualty Company (CCC) together with several of the Company’s insurance subsidiaries completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which substantially all of the Company’s legacy A&EP liabilities were ceded to NICO through a Loss Portfolio Transfer (LPT). At the effective date of the transaction, the Company ceded approximately $1.6 billion of net A&EP claim and allocated claim adjustment expense reserves to NICO under a retroactive reinsurance agreement with an aggregate limit of $4.0 billion. The $1.6 billion of claim and allocated claim adjustment expense reserves ceded to NICO was net of $1.2 billion of ceded claim and allocated claim adjustment expense reserves under existing third-party reinsurance contracts. The NICO LPT aggregate reinsurance limit also covers credit risk on the existing third-party reinsurance related to these liabilities. The Company paid NICO a reinsurance premium of $2.0 billion and transferred to NICO billed third-party reinsurance receivables related to A&EP claims with a net book value of $215 million, resulting in total consideration of $2.2 billion.
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $13 million and $15 million for the three months ended June 30, 2024 and 2023 and $25 million and $23 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the cumulative amounts ceded under the LPT were $3.6 billion. The unrecognized deferred retroactive reinsurance benefit was $392 million and $417 million as of June 30, 2024 and December 31, 2023 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.2 billion as of June 30, 2024. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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

The following table summarizes balances and changes in the LFPB.

(In millions)	2024	2023
Present value of future net premiums
Balance, January 1	$3,710	$3,993
Effect of changes in discount rate	(125)	(74)
Balance, January 1, at original locked in discount rate	3,585	3,919
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	(29)	(85)
Adjusted balance, January 1	3,556	3,834
Interest accrual	92	103
Net premiums: earned during period	(212)	(225)
Balance, end of period at original locked in discount rate	3,436	3,712
Effect of changes in discount rate	11	78
Balance, June 30	$3,447	$3,790

Present value of future benefits & expenses
Balance, January 1	$17,669	$17,472
Effect of changes in discount rate	(578)	(125)
Balance, January 1, at original locked in discount rate	17,091	17,347
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	11	(51)
Adjusted balance, January 1	17,102	17,296
Interest accrual	461	482
Benefit & expense payments	(592)	(629)
Balance, end of period at original locked in discount rate	16,971	17,149
Effect of changes in discount rate	(313)	307
Balance, June 30	$16,658	$17,456

Net LFPB	$13,211	$13,666
(1) As of June 30, 2024 and 2023 the re-measurement gain (loss) of $(40) million and $(34) million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the Company’s long-term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Earned premiums	$109	$113	$219	$228
Interest expense	185	189	369	379
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of June 30
(In millions)	2024	2023
Expected future benefit and expense payments	$32,212	$33,287
Expected future gross premiums	5,149	5,536
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,546 million and $3,853 million as of June 30, 2024 and 2023.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years and 12 years as of June 30, 2024 and 2023.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of June 30		As of December 31
	2024	2023	2023
Original locked in discount rate	5.21%	5.25%	5.22%
Upper-medium grade fixed income instrument discount rate	5.43	5.10	4.94
For the three and six months ended June 30, 2024, immediate charges to net income resulting from adverse development that caused the Net Premium Ratio (NPR) to exceed 100% for certain cohorts were $24 million and $44 million. For the three and six months ended June 30, 2023, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% were $29 million and $42 million.
For the three and six months ended June 30, 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was $6 million and $8 million. For the three and six months ended June 30, 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income was less than $1 million and $11 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2024, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$22	$24	$44	$49
Expected return on plan assets	(29)	(30)	(58)	(60)
Amortization of net actuarial loss	7	9	14	17
Total net periodic pension cost (benefit)	$—	$3	$—	$6
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$—	$—	$—	$1
Other operating expenses	—	3	—	5
Total net periodic pension cost (benefit)	$—	$3	$—	$6

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2024	$(10)	$(1,830)	$(519)	$(18)	$(195)	$(2,572)
Other comprehensive income (loss) before reclassifications	(4)	(250)	—	273	(10)	9
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $1, $1, $—, $— and $3	(4)	(6)	(6)	—	—	(16)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $66, $(1), $(72), $— and $(7)	—	(244)	6	273	(10)	25
Balance as of June 30, 2024	$(10)	$(2,074)	$(513)	$255	$(205)	$(2,547)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2023	$(15)	$(2,068)	$(584)	$(437)	$(204)	$(3,308)
Other comprehensive income (loss) before reclassifications	(8)	(427)	—	256	34	(145)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $4, $2, $—, $— and $8	(7)	(14)	(7)	—	—	(28)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $112, $(2), $(68), $— and $42	(1)	(413)	7	256	34	(117)
Balance as of June 30, 2023	$(16)	$(2,481)	$(577)	$(181)	$(170)	$(3,425)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2024	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)
Other comprehensive income (loss) before reclassifications	(5)	(489)	—	614	(42)	78
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $7, $2, $—, $— and $11	(7)	(28)	(12)	—	—	(47)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $124, $(2), $(163), $— and $(42)	2	(461)	12	614	(42)	125
Balance as of June 30, 2024	$(10)	$(2,074)	$(513)	$255	$(205)	$(2,547)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2023, as previously reported	$(7)	$(2,738)	$(591)	$—	$(221)	$(3,557)
Cumulative effect adjustment from changes in accounting guidance, net of tax (expense) benefit of $—, $—, $—, $11, $— and $11	—	—	—	(41)	—	(41)
Balance as of January 1, 2023	(7)	(2,738)	(591)	(41)	(221)	(3,598)
Other comprehensive income (loss) before reclassifications	(16)	225	—	(140)	51	120
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $8, $4, $—, $— and $14	(7)	(32)	(14)	—	—	(53)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $(68), $(4), $37, $— and $(33)	(9)	257	14	(140)	51	173
Balance as of June 30, 2023	$(16)	$(2,481)	$(577)	$(181)	$(170)	$(3,425)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses. The calculation of core income (loss) excludes net investment gains or losses because net investment gains or losses are generally driven by economic factors that are not necessarily reflective of the Company's primary operations.

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$831	$1,247	$311	$109	$—	$—	$2,498
Net investment income	154	175	32	239	18	—	618
Non-insurance warranty revenue	404	—	—	—	—	—	404
Other revenues	(1)	10	—	—	3	(3)	9
Total operating revenues	1,388	1,432	343	348	21	(3)	3,529
Claims, benefits and expenses
Net incurred claims and benefits	492	846	184	325	27	—	1,874
Policyholders’ dividends	3	5	—	—	—	—	8
Amortization of deferred acquisition costs	180	199	56	—	—	—	435
Non-insurance warranty expense	388	—	—	—	—	—	388
Other insurance related expenses	96	158	46	29	—	—	329
Other expenses	13	13	1	1	58	(3)	83
Total claims, benefits and expenses	1,172	1,221	287	355	85	(3)	3,117
Core income (loss) before income tax	216	211	56	(7)	(64)	—	412
Income tax (expense) benefit on core income (loss)	(47)	(44)	(12)	6	11	—	(86)
Core income (loss)	$169	$167	$44	$(1)	$(53)	$—	326
Net investment gains (losses)							(10)
Income tax (expense) benefit on net investment gains (losses)							1
Net investment gains (losses), after tax							(9)
Net income (loss)							$317

Three months ended June 30, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$812	$1,120	$302	$113	$—	$—	$2,347
Net investment income	142	165	25	229	14	—	575
Non-insurance warranty revenue	407	—	—	—	—	—	407
Other revenues	—	6	1	—	2	(2)	7
Total operating revenues	1,361	1,291	328	342	16	(2)	3,336
Claims, benefits and expenses
Net incurred claims and benefits	474	740	185	344	29	—	1,772
Policyholders’ dividends	2	5	—	—	—	—	7
Amortization of deferred acquisition costs	168	175	60	—	—	—	403
Non-insurance warranty expense	384	—	—	—	—	—	384
Other insurance related expenses	94	158	35	31	—	—	318
Other expenses	12	10	(5)	—	44	(2)	59
Total claims, benefits and expenses	1,134	1,088	275	375	73	(2)	2,943
Core income (loss) before income tax	227	203	53	(33)	(57)	—	393
Income tax (expense) benefit on core income (loss)	(50)	(44)	(15)	13	11	—	(85)
Core income (loss)	$177	$159	$38	$(20)	$(46)	$—	308
Net investment gains (losses)							(32)
Income tax (expense) benefit on net investment gains (losses)							7
Net investment gains (losses), after tax							(25)
Net income (loss)							$283

Six months ended June 30, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,645	$2,449	$626	$219	$—	$—	$4,939
Net investment income	304	351	63	470	39	—	1,227
Non-insurance warranty revenue	811	—	—	—	—	—	811
Other revenues	—	18	—	—	6	(6)	18
Total operating revenues	2,760	2,818	689	689	45	(6)	6,995
Claims, benefits and expenses
Net incurred claims and benefits	969	1,674	373	637	19	—	3,672
Policyholders’ dividends	5	12	—	—	—	—	17
Amortization of deferred acquisition costs	358	399	122	—	—	—	879
Non-insurance warranty expense	782	—	—	—	—	—	782
Other insurance related expenses	177	296	85	58	—	—	616
Other expenses	28	25	3	1	117	(6)	168
Total claims, benefits and expenses	2,319	2,406	583	696	136	(6)	6,134
Core income (loss) before income tax	441	412	106	(7)	(91)	—	861
Income tax (expense) benefit on core income (loss)	(95)	(87)	(25)	11	16	—	(180)
Core income (loss)	$346	$325	$81	$4	$(75)	$—	681
Net investment gains (losses)							(32)
Income tax (expense) benefit on net investment gains (losses)							6
Net investment gains (losses), after tax							(26)
Net income (loss)							$655

June 30, 2024
(In millions)
Reinsurance receivables	$1,513	$1,306	$487	$90	$2,278	$—	$5,674
Insurance receivables	1,020	2,375	441	4	1	—	3,841
Deferred acquisition costs	405	407	136	—	—	—	948
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	3,598	—	—	—	—	—	3,598
Insurance reserves
Claim and claim adjustment expenses	7,319	10,617	2,783	651	2,604	—	23,974
Unearned premiums	3,197	3,318	787	107	—	—	7,409
Future policy benefits	—	—	—	13,211	—	—	13,211
Deferred non-insurance warranty revenue	4,623	—	—	—	—	—	4,623

Six months ended June 30, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,609	$2,166	$592	$228	$—	$—	$4,595
Net investment income	271	314	48	443	24	—	1,100
Non-insurance warranty revenue	814	—	—	—	—	—	814
Other revenues	—	13	1	—	5	(5)	14
Total operating revenues	2,694	2,493	641	671	29	(5)	6,523
Claims, benefits and expenses
Net incurred claims and benefits	939	1,428	374	655	22	—	3,418
Policyholders’ dividends	3	11	—	—	—	—	14
Amortization of deferred acquisition costs	333	344	105	—	—	—	782
Non-insurance warranty expense	768	—	—	—	—	—	768
Other insurance related expenses	180	300	82	60	1	—	623
Other expenses	26	16	(4)	1	85	(5)	119
Total claims, benefits and expenses	2,249	2,099	557	716	108	(5)	5,724
Core income (loss) before income tax	445	394	84	(45)	(79)	—	799
Income tax (expense) benefit on core income (loss)	(97)	(84)	(22)	22	15	—	(166)
Core income (loss)	$348	$310	$62	$(23)	$(64)	$—	633
Net investment gains (losses)							(67)
Income tax (expense) benefit on net investment gains (losses)							14
Net investment gains (losses), after tax							(53)
Net income (loss)							$580

December 31, 2023
(In millions)
Reinsurance receivables	$1,281	$1,218	$468	$93	$2,374	$—	$5,434
Insurance receivables	1,053	2,024	388	5	—	—	3,470
Deferred acquisition costs	392	371	133	—	—	—	896
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	3,661	—	—	—	—	—	3,661
Insurance reserves
Claim and claim adjustment expenses	7,131	10,103	2,709	675	2,686	—	23,304
Unearned premiums	3,227	2,858	749	99	—	—	6,933
Future policy benefits	—	—	—	13,959	—	—	13,959
Deferred non-insurance warranty revenue	4,694	—	—	—	—	—	4,694

The following table presents operating revenues by line of business for each reportable segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Specialty
Management & Professional Liability	$733	$718	$1,462	$1,423
Surety	196	183	378	351
Warranty & Alternative Risks	459	460	920	920
Specialty revenues	1,388	1,361	2,760	2,694
Commercial
Middle Market	427	419	859	817
Construction	483	420	938	805
Small Business	157	160	311	310
Other Commercial	365	292	710	561
Commercial revenues	1,432	1,291	2,818	2,493
International
Canada	99	96	197	189
Europe	147	135	290	262
Hardy	97	97	202	190
International revenues	343	328	689	641
Life & Group revenues	348	342	689	671
Corporate & Other revenues	21	16	45	29
Eliminations	(3)	(2)	(6)	(5)
Total operating revenues	3,529	3,336	6,995	6,523
Net investment gains (losses)	(10)	(32)	(32)	(67)
Total revenues	$3,519	$3,304	$6,963	$6,456

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had a deferred non-insurance warranty revenue balance of $4.6 billion and $4.7 billion reported under Liabilities as of June 30, 2024 and December 31, 2023. For the three and six months ended June 30, 2024, the Company recognized $0.4 billion and $0.7 billion of revenues in each period that were included in the deferred revenue balance as of January 1, 2024. For the three and six months ended June 30, 2023, the Company recognized $0.2 billion and $0.6 billion of revenues that were included in the deferred revenue balance as of January 1, 2023. For the three and six months ended June 30, 2024 and 2023, non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.8 billion of the deferred revenue in the remainder of 2024, $1.2 billion in 2025, $0.9 billion in 2026 and $1.7 billion thereafter.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We use various analyses and methods, including using one of the industry standard natural catastrophe models, to estimate hurricane and earthquake losses at various return periods and to inform underwriting and reinsurance decisions designed to manage our exposure to catastrophic events. We generally seek to manage our exposure through the purchase of catastrophe reinsurance and utilize various reinsurance programs to mitigate catastrophe losses, including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA), as well as individual risk agreements that reinsure losses from specific classes or lines of business. We conduct an ongoing review of our risk and catastrophe reinsurance coverages and from time to time make changes as we deem appropriate. In the second quarter of 2024, we renewed our excess-of-loss property catastrophe reinsurance as described below:
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. The treaty has a term of June 1, 2024 to June 1, 2025 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $250 million up to $1.4 billion for all losses. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
Group Workers' Compensation Treaty
We also purchased corporate Workers' Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2024 to January 1, 2025 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our per occurrence retention of $25 million. The treaty also provides $775 million of coverage for the accumulation of covered losses related to terrorism events above our per occurrence retention of $25 million. Of the $775 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. One full reinstatement is available for the first $275 million above the retention, regardless of the covered peril.

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

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Operating Revenues
Net earned premiums	$2,498	$2,347	$4,939	$4,595
Net investment income	618	575	1,227	1,100
Non-insurance warranty revenue	404	407	811	814
Other revenues	9	7	18	14
Total operating revenues	3,529	3,336	6,995	6,523
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement gain (loss) of $(25), $(33), $(40) and $(34))	1,874	1,772	3,672	3,418
Policyholders' dividends	8	7	17	14
Amortization of deferred acquisition costs	435	403	879	782
Non-insurance warranty expense	388	384	782	768
Other insurance related expenses	329	318	616	623
Other expenses	83	59	168	119
Total claims, benefits and expenses	3,117	2,943	6,134	5,724
Core income before income tax	412	393	861	799
Income tax expense on core income	(86)	(85)	(180)	(166)
Core income	326	308	681	633
Net investment losses	(10)	(32)	(32)	(67)
Income tax benefit on net investment losses	1	7	6	14
Net investment losses, after tax	(9)	(25)	(26)	(53)
Net income	$317	$283	$655	$580
Three Month Comparison
Core income increased $18 million for the three months ended June 30, 2024 as compared with the same period in 2023. Core income for our Property & Casualty Operations increased $6 million driven by higher net investment income partially offset by higher catastrophe losses. Core results for our Life & Group segment improved $19 million, while core loss for our Corporate & Other segment increased $7 million.
Catastrophe losses were $82 million and $68 million for the three months ended June 30, 2024 and 2023. Unfavorable net prior year loss reserve development of $23 million and $18 million was recorded for the three months ended June 30, 2024 and 2023 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Core income increased $48 million for the six months ended June 30, 2024 as compared with the same period in 2023. Core income for our Property & Casualty Operations increased $32 million driven by higher net investment income and favorable net prior year loss reserve development partially offset by higher catastrophe losses. Core results for our Life & Group segment improved $27 million, while core loss for our Corporate & Other segment increased $11 million.
Catastrophe losses were $170 million and $120 million for the six months ended June 30, 2024 and 2023. Unfavorable net prior year loss reserve development of $16 million and $31 million was recorded for the six months ended June 30, 2024 and 2023 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023	2024	2023
Gross written premiums	$1,728	$1,769	$3,410	$3,549
Gross written premiums excluding third-party captives	984	961	1,864	1,847
Net written premiums	857	825	1,649	1,613
Net earned premiums	831	812	1,645	1,609
Underwriting gain	60	74	136	154
Net investment income	154	142	304	271
Core income	169	177	346	348

Other performance metrics:
Underlying loss ratio	59.6%	58.6%	59.4%	58.5%
Effect of catastrophe impacts	—	—	—	—
Effect of development-related items	(0.4)	(0.3)	(0.5)	(0.2)
Loss ratio	59.2	58.3	58.9	58.3
Expense ratio	33.2	32.4	32.5	31.9
Dividend ratio	0.3	0.2	0.3	0.2
Combined ratio	92.7%	90.9%	91.7%	90.4%
Underlying combined ratio	93.1%	91.2%	92.2%	90.6%

Rate	—%	(1)%	1%	—%
Renewal premium change	1	—	2	2
Retention	90	89	89	89
New business	$118	$120	$212	$228
Three Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $23 million for the three months ended June 30, 2024 as compared with the same period in 2023 driven by favorable renewal premium change and retention. Net written premiums for Specialty increased $32 million for the three months ended June 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $8 million for the three months ended June 30, 2024 as compared with the same period in 2023 primarily due to lower underlying underwriting results and higher claim costs in our non-insurance auto warranty business, partially offset by higher net investment income.
The combined ratio of 92.7% increased 1.8 points for the three months ended June 30, 2024 as compared with the same period in 2023 primarily due to a 0.9 point increase in the loss ratio and a 0.8 point increase in the expense ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio primarily driven by continued rate pressure over the last several quarters. The increase in the expense ratio was driven by higher acquisition costs. There were no catastrophe losses for three months ended June 30, 2024 and 2023.
Favorable net prior year loss reserve development of $3 million and $4 million was recorded for the three months ended June 30, 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $17 million for the six months ended June 30, 2024 as compared with the same period in 2023 driven by favorable renewal premium change and retention. Net written premiums for Specialty increased $36 million for the six months ended June 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $2 million for the six months ended June 30, 2024 as compared with the same period in 2023 primarily due to lower underlying underwriting results and higher claim costs in our non-insurance auto warranty business partially offset by higher net investment income.
The combined ratio of 91.7% increased 1.3 points for the six months ended June 30, 2024 as compared with the same period in 2023 primarily due to a 0.6 point increase in the expense ratio and a 0.6 point increase in the loss ratio. The increase in the expense ratio was driven by higher acquisition costs. The increase in the loss ratio was due to an increase in the underlying loss ratio primarily driven by continued rate pressure over the last several quarters partially offset by favorable net prior year loss reserve development. There were no catastrophe losses for six months ended June 30, 2024 and 2023.
Favorable net prior year loss reserve development of $8 million and $4 million was recorded for the six months ended June 30, 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	June 30, 2024	December 31, 2023
Gross case reserves	$1,893	$1,604
Gross IBNR reserves	5,426	5,527
Total gross carried claim and claim adjustment expense reserves	$7,319	$7,131
Net case reserves	$1,607	$1,392
Net IBNR reserves	4,305	4,524
Total net carried claim and claim adjustment expense reserves	$5,912	$5,916

Commercial
The following table details the results of operations for Commercial.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023	2024	2023
Gross written premiums	$1,927	$1,719	$3,613	$3,161
Gross written premiums excluding third-party captives	1,802	1,604	3,484	3,044
Net written premiums	1,458	1,329	2,796	2,517
Net earned premiums	1,247	1,120	2,449	2,166
Underwriting gain	39	42	68	83
Net investment income	175	165	351	314
Core income	167	159	325	310

Other performance metrics:
Underlying loss ratio	62.0%	61.5%	62.0%	61.5%
Effect of catastrophe impacts	6.1	5.2	6.4	4.7
Effect of development-related items	(0.1)	(0.5)	—	(0.3)
Loss ratio	68.0	66.2	68.4	65.9
Expense ratio	28.5	29.6	28.4	29.8
Dividend ratio	0.5	0.5	0.5	0.5
Combined ratio	97.0%	96.3%	97.3%	96.2%
Underlying combined ratio	91.0%	91.6%	90.9%	91.8%

Rate	7%	8%	7%	8%
Renewal premium change	7	11	8	10
Retention	84	85	84	85
New business	$405	$343	$772	$653
Three Month Comparison
Gross written premiums for Commercial increased $208 million for the three months ended June 30, 2024 as compared with the same period in 2023 driven by rate and higher new business. Net written premiums for Commercial increased $129 million for the three months ended June 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $8 million for the three months ended June 30, 2024 as compared with the same period in 2023, driven by improved underlying underwriting results and higher net investment income partially offset by higher catastrophe losses.
The combined ratio of 97.0% increased 0.7 points for the three months ended June 30, 2024 as compared with the same period in 2023 due to a 1.8 point increase in the loss ratio partially offset by a 1.1 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses, an increase in the underlying loss ratio and lower favorable net prior year loss reserve development. Catastrophe losses were $76 million, or 6.1 points of the loss ratio, for the three months ended June 30, 2024, as compared with $59 million, or 5.2 points of the loss ratio, for the three months ended June 30, 2023. The improvement in the expense ratio was primarily driven by higher net earned premiums partially offset by higher acquisition costs.
Favorable net prior year loss reserve development of $6 million and $13 million was recorded for the three months ended June 30, 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums for Commercial increased $452 million for the six months ended June 30, 2024 as compared with the same period in 2023 driven by rate and higher new business. Net written premiums for Commercial increased $279 million for the six months ended June 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $15 million for the six months ended June 30, 2024 as compared with the same period in 2023, driven by improved underlying underwriting results and higher net investment income partially offset by higher catastrophe losses.
The combined ratio of 97.3% increased 1.1 points for the six months ended June 30, 2024 as compared with the same period in 2023 due to a 2.5 point increase in the loss ratio partially offset by a 1.4 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses. Catastrophe losses were $158 million, or 6.4 points of the loss ratio, for the six months ended June 30, 2024, as compared with $103 million, or 4.7 points of the loss ratio, for the six months ended June 30, 2023. The improvement in the expense ratio was primarily driven by higher net earned premiums partially offset by higher employee related costs.
Favorable net prior year loss reserve development of $8 million and $15 million was recorded for the six months ended June 30, 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	June 30, 2024	December 31, 2023
Gross case reserves	$3,350	$3,291
Gross IBNR reserves	7,267	6,812
Total gross carried claim and claim adjustment expense reserves	$10,617	$10,103
Net case reserves	$2,948	$2,878
Net IBNR reserves	6,485	6,143
Total net carried claim and claim adjustment expense reserves	$9,433	$9,021

International
The following table details the results of operations for International.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023	2024	2023
Gross written premiums	$417	$421	$791	$819
Net written premiums	359	359	619	630
Net earned premiums	311	302	626	592
Underwriting gain	25	22	46	31
Net investment income	32	25	63	48
Core income	44	38	81	62

Other performance metrics:
Underlying loss ratio	58.1%	57.9%	58.1%	57.7%
Effect of catastrophe impacts	2.0	3.1	2.0	2.9
Effect of development-related items	(1.0)	—	(0.5)	2.5
Loss ratio	59.1	61.0	59.6	63.1
Expense ratio	32.8	31.2	33.0	31.5
Combined ratio	91.9%	92.2%	92.6%	94.6%
Underlying combined ratio	90.9%	89.1%	91.1%	89.2%

Rate	0%	4%	0%	4%
Renewal premium change	2	7	3	7
Retention	80	83	81	83
New business	$72	$92	$140	$177
Three Month Comparison
Gross written premiums for International decreased $4 million for the three months ended June 30, 2024 as compared with the same period in 2023. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $4 million driven by lower new business. Net written premiums for International were consistent with the prior year quarter. Excluding the effect of foreign currency exchange rates, net written premiums increased $1 million for the three months ended June 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $6 million for the three months ended June 30, 2024 as compared with the same period in 2023 primarily driven by higher net investment income.
The combined ratio of 91.9% improved 0.3 points for the three months ended June 30, 2024 as compared with the same period in 2023 due to a 1.9 point improvement in the loss ratio partially offset by a 1.6 point increase in the expense ratio. The improvement in the loss ratio was driven by lower catastrophe losses and favorable net prior year loss reserve development. Catastrophe losses were $6 million, or 2.0 points of the loss ratio, for the three months ended June 30, 2024, as compared with $9 million, or 3.1 points of the loss ratio, for the three months ended June 30, 2023. The increase in the expense ratio was driven by higher employee related costs and acquisition costs.
Favorable net prior year loss reserve development of $3 million was recorded for the three months ended June 30, 2024 compared to no net prior year loss reserve development for the three months ended June 30, 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Six Month Comparison
Gross written premiums for International decreased $28 million for the six months ended June 30, 2024 as compared with the same period in 2023. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $35 million driven by lower new business. Net written premiums for International decreased $11 million for the six months ended June 30, 2024 as compared with the same period in 2023. Excluding the effect of foreign currency exchange rates, net written premiums decreased $15 million for the six months ended June 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $19 million for the six months ended June 30, 2024 as compared with the same period in 2023 driven by unfavorable net prior year loss reserve development recorded in the prior year quarter and higher net investment income partially offset by lower underlying underwriting results.
The combined ratio of 92.6% improved 2.0 points for the six months ended June 30, 2024 as compared with the same period in 2023 due to a 3.5 point improvement in the loss ratio partially offset by a 1.5 point increase in the expense ratio. The improvement in the loss ratio was driven by favorable net prior year loss reserve development and lower catastrophe losses. Catastrophe losses were $12 million, or 2.0 points of the loss ratio, for the six months ended June 30, 2024, as compared with $17 million, or 2.9 points of the loss ratio, for the six months ended June 30, 2023. The increase in the expense ratio was driven by higher employee related costs partially offset by higher net earned premiums.
Favorable net prior year loss reserve development of $3 million was recorded for the six months ended June 30, 2024 compared to unfavorable net prior year loss reserve development of $15 million for the six months ended June 30, 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part 1, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	June 30, 2024	December 31, 2023
Gross case reserves	$829	$864
Gross IBNR reserves	1,954	1,845
Total gross carried claim and claim adjustment expense reserves	$2,783	$2,709
Net case reserves	$692	$708
Net IBNR reserves	1,648	1,568
Total net carried claim and claim adjustment expense reserves	$2,340	$2,276

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Net earned premiums	$109	$113	$219	$228
Claims, benefits and expenses	355	375	696	716
Net investment income	239	229	470	443
Core (loss) income	(1)	(20)	4	(23)
Three Month Comparison
Core loss improved $19 million for the three months ended June 30, 2024 as compared with the same period in 2023 primarily due to a reduced impact from long-term care policy buyouts and higher net investment income.
Six Month Comparison
Results for the six months ended June 30, 2024 were generally consistent with the three month summary above.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Net investment income	$18	$14	$39	$24
Insurance claims and policyholders' benefits	27	29	19	22
Interest expense	35	30	69	58
Core loss	(53)	(46)	(75)	(64)
Three Month Comparison
Core loss increased $7 million for the three months ended June 30, 2024 as compared with the same period in 2023. The current quarter includes a $5 million after-tax charge related to office consolidation. The current and prior year quarter each include a $28 million after-tax charge related to unfavorable prior year loss reserve development largely associated with legacy mass tort abuse claims. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Core loss increased $11 million for the six months ended June 30, 2024 as compared with the same period in 2023. The current period includes $10 million of after-tax charges related to office consolidation.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	June 30, 2023	December 31, 2023
Gross case reserves	$1,308	$1,353
Gross IBNR reserves	1,296	1,333
Total gross carried claim and claim adjustment expense reserves	$2,604	$2,686
Net case reserves	$116	$129
Net IBNR reserves	254	239
Total net carried claim and claim adjustment expense reserves	$370	$368

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Fixed income securities:
Taxable fixed income securities	$484	$444	$956	$874
Tax-exempt fixed income securities	36	46	74	95
Total fixed income securities	520	490	1,030	969
Limited partnership and common stock investments	78	68	146	96
Other, net of investment expense	20	17	51	35
Net investment income	$618	$575	$1,227	$1,100

Effective income yield for the fixed income securities portfolio	4.8%	4.6%	4.8%	4.6%
Limited partnership and common stock return	3.1%	3.1%	6.1%	4.5%
Net investment income increased $43 million and $127 million for the three and six months ended June 30, 2024 as compared with the same periods in 2023 driven by higher income from fixed income securities as a result of favorable reinvestment rates and a larger invested asset base, as well as favorable limited partnership and common stock returns.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Fixed maturity securities:
Corporate bonds and other	$(4)	$(12)	$(21)	$(35)
States, municipalities and political subdivisions	(2)	(3)	(2)	7
Asset-backed	(6)	(12)	(21)	(21)
Total fixed maturity securities	(12)	(27)	(44)	(49)
Non-redeemable preferred stock	1	3	12	(11)
Derivatives, short-term and other	1	(2)	—	(1)
Mortgage loans	—	(6)	—	(6)
Net investment losses	(10)	(32)	(32)	(67)
Income tax benefit on net investment losses	1	7	6	14
Net investment losses, after tax	$(9)	$(25)	$(26)	$(53)
Pretax net investment losses decreased $22 million for the three months ended June 30, 2024 as compared with the same period in 2023 which reflects lower impairment losses.
Pretax net investment losses decreased $35 million for the six months ended June 30, 2024 as compared with the same period in 2023 driven by the favorable change in fair value of non-redeemable preferred stock and lower impairment losses.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,841	$(374)	$2,795	$(298)
AAA	2,886	(225)	2,727	(169)
AA	6,323	(559)	6,444	(420)
A	10,126	(426)	9,910	(223)
BBB	16,314	(884)	16,670	(744)
Non-investment grade	1,913	(105)	1,879	(119)
Total	$40,403	$(2,573)	$40,425	$(1,973)
As of June 30, 2024 and December 31, 2023, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of prefunded municipal bonds as of June 30, 2024 and December 31, 2023.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,599	$378
AAA	1,841	288
AA	4,371	730
A	6,587	629
BBB	11,813	1,119
Non-investment grade	880	134
Total	$28,091	$3,278
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$1,308	$38
Due after one year through five years	8,384	458
Due after five years through ten years	8,280	1,084
Due after ten years	10,119	1,698
Total	$28,091	$3,278

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
A further consideration in the management of the investment portfolio is the characteristics of the corresponding liabilities and the ability to align the duration of the portfolio to those liabilities and to meet future liquidity needs, minimize interest rate risk and maintain a level of income sufficient to support the underlying insurance liabilities. For portfolios where future liability cash flows are determinable and typically long-term in nature, we segregate investments for asset/liability management purposes. The segregated investments support the long-term care and structured settlement liabilities in the Life & Group segment.
The effective durations of fixed income securities and short-term investments are presented in the following table. Amounts presented are net of payable and receivable amounts for securities purchased and sold, but not yet settled.

	June 30, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$15,055	9.9	$15,137	10.2
Property & Casualty and Corporate & Other	27,578	4.4	27,981	4.5
Total	$42,633	6.4	$43,118	6.5
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
For the six months ended June 30, 2024, net cash provided by operating activities was $1,120 million as compared with $937 million for the same period in 2023. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher earnings from fixed income securities, partially offset by an increase in net claim payments and higher operating expenses.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the six months ended June 30, 2024, net cash used by investing activities was $209 million as compared with $858 million for the same period in 2023. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the six months ended June 30, 2024, net cash used by financing activities was $878 million as compared with $200 million for the same period in 2023. Financing activities for the periods presented include:
•In the second quarter of 2024, we repaid the $550 million outstanding aggregate principal balance of our 3.95% senior notes which came due May 15, 2024.
•In the first quarter of 2024, we issued $500 million of 5.125% notes due February 15, 2034.
•During the six months ended June 30, 2024, we paid dividends of $786 million and repurchased 450,000 shares of common stock at an aggregate cost of $20 million
•In the second quarter of 2023, we issued $400 million of 5.50% senior notes due June 15, 2033.
•During the six months ended June 30, 2023, we paid dividends of $559 million and repurchased 550,000 shares of our common stock at an aggregate cost of $24 million.

Common Stock Dividends
Cash dividends of $2.88 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2024. On July 26, 2024, our Board of Directors declared a quarterly cash dividend of $0.44 per share, payable August 29, 2024 to stockholders of record on August 12, 2024. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2024 CCC was in a positive earned surplus position. CCC paid dividends of $490 million and $660 million to CNAF during the six months ended June 30, 2024 and 2023. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended June 30, 2024. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2024, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2024.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable
(c) The table below details the repurchases of our common stock made during the three months ended June 30, 2024.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
May 1, 2024 - May 31, 2024	450,000	$44.67	N/A	N/A
Total	450,000		N/A	N/A
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: July 29, 2024	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certificate of Amendment of Certificate of Incorporation dated, May 1, 2024	3.1.3

Employment Agreement, dated June 5, 2024, between CNA Financial Corporation and Dino E. Robusto	10.1

Employment Agreement, dated June 5, 2024, between CNA Financial Corporation and Douglas M. Worman	10.2

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1