Form 10-Q
period 2024-09-30
CNA FINANCIAL CORP
filed 2024-11-04
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2024, 270,842,416 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2024	2023	2024	2023
Revenues
Net earned premiums	$2,593	$2,406	$7,532	$7,001
Net investment income	626	553	1,853	1,653
Net investment losses	(10)	(38)	(42)	(105)
Non-insurance warranty revenue	401	407	1,212	1,221
Other revenues	8	8	26	22
Total revenues	3,618	3,336	10,581	9,792
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $(48), $(41), $(88) and $(75))	2,019	1,826	5,708	5,258
Amortization of deferred acquisition costs	457	426	1,336	1,208
Non-insurance warranty expense	387	386	1,169	1,154
Other operating expenses	362	338	1,077	1,021
Interest	32	34	101	93
Total claims, benefits and expenses	3,257	3,010	9,391	8,734
Income before income tax	361	326	1,190	1,058
Income tax expense	(78)	(68)	(252)	(220)
Net income	$283	$258	$938	$838

Basic earnings per share	$1.04	$0.95	$3.46	$3.09

Diluted earnings per share	$1.04	$0.95	$3.44	$3.08

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.3	271.2	271.5	271.2
Diluted	272.7	272.3	272.7	272.2
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Comprehensive Income (Loss)
Net income	$283	$258	$938	$838
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(3)	(1)	(1)	(10)
Net unrealized gains and losses on other investments	1,265	(1,084)	804	(827)
Net unrealized gains and losses on investments	1,262	(1,085)	803	(837)
Impact of changes in discount rates used to measure long-duration contract liabilities	(623)	818	(9)	678
Foreign currency translation adjustment	63	(55)	21	(4)
Pension and postretirement benefits	8	6	20	20
Other comprehensive income (loss), net of tax	710	(316)	835	(143)
Total comprehensive income (loss)	$993	$(58)	$1,773	$695
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $43,551 and $42,414, less allowance for credit loss of $18 and $16)	$42,579	$40,425
Equity securities at fair value (cost of $639 and $686)	668	683
Limited partnership investments	2,462	2,174
Other invested assets	83	80
Mortgage loans (less allowance for credit loss of $35 and $35)	1,003	1,035
Short-term investments	1,900	2,165
Total investments	48,695	46,562
Cash	456	345
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $22)	5,798	5,412
Insurance receivables (less allowance for uncollectible receivables of $25 and $28)	3,489	3,442
Accrued investment income	460	444
Deferred acquisition costs	943	896
Deferred income taxes	755	1,016
Property and equipment at cost (less accumulated depreciation of $315 and $296)	258	253
Goodwill	147	146
Deferred non-insurance warranty acquisition expense	3,571	3,661
Other assets (includes $5 and $23 due from Loews Corporation)	2,784	2,534
Total assets	$67,356	$64,711
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$24,558	$23,304
Unearned premiums	7,259	6,933
Future policy benefits	14,047	13,959
Short-term debt	—	550
Long-term debt	2,972	2,481
Deferred non-insurance warranty revenue	4,594	4,694
Other liabilities (includes $23 and $28 due to Loews Corporation)	3,168	2,897
Total liabilities	56,598	54,818
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,842,416 and 270,881,457 shares outstanding)	683	683
Additional paid-in capital	2,221	2,221
Retained earnings	9,785	9,755
Accumulated other comprehensive loss	(1,837)	(2,672)
Treasury stock (2,197,827 and 2,158,786 shares), at cost	(94)	(94)
Total stockholders’ equity	10,758	9,893
Total liabilities and stockholders' equity	$67,356	$64,711
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2024	2023
Cash Flows from Operating Activities
Net income	$938	$838
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	42	12
Trading portfolio activity	(1)	(1)
Net investment losses	42	105
Equity method investees	(93)	37
Net amortization of investments	(153)	(140)
Depreciation and amortization	51	44
Changes in:
Receivables, net	(404)	(84)
Accrued investment income	(15)	(39)
Deferred acquisition costs	(45)	(74)
Insurance reserves	1,559	1,184
Other, net	(53)	(117)
Net cash flows provided by operating activities	1,868	1,765
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,335	3,284
Fixed maturity securities - maturities, calls and redemptions	1,755	960
Equity securities	388	192
Limited partnerships	45	138
Mortgage loans	75	110
Purchases:
Fixed maturity securities	(5,016)	(5,459)
Equity securities	(332)	(200)
Limited partnerships	(235)	(322)
Mortgage loans	(43)	(75)
Change in other investments	(2)	6
Change in short-term investments	329	(99)
Purchases of property and equipment	(57)	(67)
Other, net	(4)	(5)
Net cash flows used by investing activities	(762)	(1,537)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(906)	(673)
Proceeds from the issuance of debt	490	491
Repayment of debt	(550)	—
Purchase of treasury stock	(20)	(24)
Other, net	(12)	(12)
Net cash flows used by financing activities	(998)	(218)
Effect of foreign exchange rate changes on cash	3	—
Net change in cash	111	10
Cash, beginning of year	345	475
Cash, end of period	$456	$485
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,210	2,204	2,221	2,220
Stock-based compensation	11	9	—	(7)
Balance, end of period	2,221	2,213	2,221	2,213
Retained Earnings
Balance, beginning of period, as previously reported	9,623	9,359	9,755	9,572
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	—	(236)
Balance, beginning of period	9,623	9,359	9,755	9,336
Dividends to common stockholders ($0.44, $0.42, $3.32 and $2.46 per share)	(121)	(114)	(908)	(671)
Net income	283	258	938	838
Balance, end of period	9,785	9,503	9,785	9,503
Accumulated Other Comprehensive Loss
Balance, beginning of period, as previously reported	(2,547)	(3,425)	(2,672)	(3,557)
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	—	—	(41)
Balance, beginning of period	(2,547)	(3,425)	(2,672)	(3,598)
Other comprehensive income (loss)	710	(316)	835	(143)
Balance, end of period	(1,837)	(3,741)	(1,837)	(3,741)
Treasury Stock
Balance, beginning of period	(95)	(95)	(94)	(93)
Stock-based compensation	1	—	20	22
Purchase of treasury stock	—	—	(20)	(24)
Balance, end of period	(94)	(95)	(94)	(95)
Total stockholders' equity	$10,758	$8,563	$10,758	$8,563
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of September 30, 2024.
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
The interim financial data as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2024	2023	2024	2023
Net income (loss)	$283	$258	$938	$838

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.3	271.2	271.5	271.2
Diluted
Weighted average shares outstanding	271.3	271.2	271.5	271.2
Dilutive effect of stock-based awards under compensation plans	1.4	1.1	1.2	1.0
Total	272.7	272.3	272.7	272.2

Earnings (loss) per share
Basic	$1.04	$0.95	$3.46	$3.09
Diluted	$1.04	$0.95	$3.44	$3.08
Excluded from the calculation of diluted earnings (loss) per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
The Company repurchased 450,000 and 550,000 shares of CNAF common stock at an aggregate cost of $20 million and $24 million during the nine months ended September 30, 2024 and 2023.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Fixed maturity securities	$517	$491	$1,530	$1,443
Equity securities	21	9	56	42
Limited partnership investments	67	28	195	108
Mortgage loans	14	15	43	43
Short-term investments	20	23	68	51
Trading portfolio	—	1	1	4
Other	8	6	23	20
Gross investment income	647	573	1,916	1,711
Investment expense	(21)	(20)	(63)	(58)
Net investment income	$626	$553	$1,853	$1,653
Net investment income (loss) recognized due to the change in fair value of common stock held as of September 30, 2024 and 2023	$11	$(3)	$20	$2
Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$11	$12	$38	$55
Gross losses	(33)	(49)	(104)	(141)
Net investment gains (losses) on fixed maturity securities	(22)	(37)	(66)	(86)
Equity securities	13	2	25	(9)
Mortgage loans	—	(5)	—	(11)
Short-term investments and other	(1)	2	(1)	1
Net investment gains (losses)	$(10)	$(38)	$(42)	$(105)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of September 30, 2024 and 2023	$13	$2	$24	$2

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$8	$23	$25
Asset-backed	4	4	9	12
Impairment losses (gains) recognized in earnings	$12	$12	$32	$37

There were no losses recognized on mortgage loans during the three and nine months ended September 30, 2024. There were $5 million and $11 million of losses recognized on mortgage loans during the three and nine months ended September 30, 2023.

The following tables present a summary of fixed maturity securities.

September 30, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,872	$826	$900	$6	$25,792
States, municipalities and political subdivisions	7,406	359	617	—	7,148
Asset-backed:
Residential mortgage-backed	3,684	32	362	—	3,354
Commercial mortgage-backed	1,867	15	141	—	1,741
Other asset-backed	3,743	40	186	12	3,585
Total asset-backed	9,294	87	689	12	8,680
U.S. Treasury and obligations of government-sponsored enterprises	224	2	4	—	222
Foreign government	755	8	26	—	737
Total fixed maturity securities available-for-sale	43,551	1,282	2,236	18	42,579
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$43,551	$1,282	$2,236	$18	$42,579

December 31, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703	—	7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425	—	3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government-sponsored enterprises	152	1	2	—	151
Foreign government	741	6	34	—	713
Total fixed maturity securities available-for-sale	42,414	1,022	2,995	16	40,425
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$42,414	$1,022	$2,995	$16	$40,425

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,664	$31	$11,240	$869	$12,904	$900
States, municipalities and political subdivisions	422	7	3,155	610	3,577	617
Asset-backed:
Residential mortgage-backed	130	2	2,162	360	2,292	362
Commercial mortgage-backed	112	—	1,134	141	1,246	141
Other asset-backed	151	4	1,638	182	1,789	186
Total asset-backed	393	6	4,934	683	5,327	689
U.S. Treasury and obligations of government-sponsored enterprises	45	2	45	2	90	4
Foreign government	99	1	403	25	502	26
Total	$2,623	$47	$19,777	$2,189	$22,400	$2,236

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total	$3,483	$74	$22,248	$2,921	$25,731	$2,995

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,127	$265	$2,273	$309
AAA	1,277	221	1,524	261
AA	3,641	547	3,817	658
A	5,229	405	5,652	517
BBB	9,243	689	11,523	1,095
Non-investment grade	883	109	942	155
Total	$22,400	$2,236	$25,731	$2,995
Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2024 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of September 30, 2024.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $451 million, $435 million, and $430 million as of September 30, 2024, December 31, 2023, and September 30, 2023 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2024	$—	$17	$17
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	4	—	4
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	9	9
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	4	4
Balance as of September 30, 2024	$6	$12	$18

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2023	$13	$9	$22
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	5	—	5
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	15	—	15
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	4	4
Balance as of September 30, 2023	$5	$13	$18

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	4	—	4
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	9	9
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	10	10
Balance as of September 30, 2024	$6	$12	$18

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	6	7	13
Available-for-sale securities accounted for as PCD assets	22	—	22

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	3	—	3
Write-offs charged against the allowance	15	—	15
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	5	6
Balance as of September 30, 2023	$5	$13	$18

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2024		December 31, 2023
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,585	$1,565	$1,121	$1,091
Due after one year through five years	11,948	11,800	11,563	11,180
Due after five years through ten years	13,333	12,959	13,359	12,573
Due after ten years	16,685	16,255	16,371	15,581
Total	$43,551	$42,579	$42,414	$40,425
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of September 30, 2024, the Company had commitments to purchase or fund approximately $1,645 million and sell approximately $90 million under the terms of these investments.
Related Party Investment
During the three months ended September 30, 2024, the Company invested in a commercial mortgage-backed securitization whose underlying mortgage loan is an obligation of an affiliate of Loews that matures in September of 2034. The Company purchased $50 million of par at issuance across three separate investment grade tranches of the $305 million securitization. The Company's position in this commercial mortgage-backed securitization is included in the Fixed maturity securities at fair value line on the Condensed Consolidated Balance Sheets and was $52 million as of September 30, 2024. The Company recognized less than $1 million of income in Net investment income related to this investment during the three months ended September 30, 2024.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

September 30, 2024	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2024	2023	2022	2021	2020	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$33	$9	$2	$97	$242	$383
LTV 55% to 65%	—	—	—	5	—	—	5
LTV greater than 65%	—	—	30	12	—	—	42
DSCR 1.2x - 1.6x
LTV less than 55%	—	28	5	—	13	50	96
LTV 55% to 65%	43	20	36	36	4	31	170
LTV greater than 65%	—	13	64	—	20	—	97
DSCR ≤1.2
LTV less than 55%	—	—	—	—	—	—	—
LTV 55% to 65%	—	32	75	—	—	41	148
LTV greater than 65%	—	—	28	21	—	48	97
Total	$43	$126	$247	$76	$134	$412	$1,038
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of September 30, 2024, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

September 30, 2024				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$225	$25,289	$1,237	$26,751
States, municipalities and political subdivisions	—	7,103	45	7,148
Asset-backed	—	7,765	915	8,680
Total fixed maturity securities	225	40,157	2,197	42,579
Equity securities:
Common stock	171	—	12	183
Non-redeemable preferred stock	47	436	2	485
Total equity securities	218	436	14	668
Short-term and other	1,691	30	—	1,721
Total assets	$2,134	$40,623	$2,211	$44,968
Liabilities
Other liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

December 31, 2023				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions	—	7,348	44	7,392
Asset-backed	—	7,000	901	7,901
Total fixed maturity securities	161	38,274	1,990	40,425
Equity securities:
Common stock	167	—	24	191
Non-redeemable preferred stock	52	440	—	492
Total equity securities	219	440	24	683
Short-term and other	1,976	32	—	2,008
Total assets	$2,356	$38,746	$2,014	$43,116
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2024	$1,129	$43	$887	$14	$2,073
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(3)	—	(3)
Reported in Net investment income	—	—	4	—	4
Reported in Other comprehensive income (loss)	59	2	30	—	91
Total realized and unrealized investment gains (losses)	59	2	31	—	92
Purchases	83	—	38	—	121
Sales	(10)	—	—	—	(10)
Settlements	(24)	—	(23)	—	(47)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(18)	—	(18)
Balance as of September 30, 2024	$1,237	$45	$915	$14	$2,211
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2024 recognized in Other comprehensive income (loss) in the period	57	2	30	—	89

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2023	$971	$43	$883	$26	$1,923
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(4)	—	(4)
Reported in Net investment income	—	—	5	(1)	4
Reported in Other comprehensive income (loss)	(36)	(2)	(28)	—	(66)
Total realized and unrealized investment gains (losses)	(36)	(2)	(27)	(1)	(66)
Purchases	29	—	61	—	90
Sales	—	—	—	(2)	(2)
Settlements	(19)	—	(13)	—	(32)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(7)	—	(7)
Balance as of September 30, 2023	$945	$41	$897	$23	$1,906
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2023 recognized in Other comprehensive income (loss) in the period	(36)	(2)	(28)	—	(66)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2024	$1,045	$44	$901	$24	$2,014
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(10)	—	(10)
Reported in Net investment income	—	—	15	6	21
Reported in Other comprehensive income (loss)	39	1	14	—	54
Total realized and unrealized investment gains (losses)	39	1	19	6	65
Purchases	229	—	111	3	343
Sales	(10)	—	(14)	(19)	(43)
Settlements	(77)	—	(65)	—	(142)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(37)	—	(37)
Balance as of September 30, 2024	$1,237	$45	$915	$14	$2,211
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2024 recognized in Other comprehensive income (loss) in the period	34	1	14	—	49

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2023	$810	$43	$788	$35	$1,676
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(5)	—	(5)
Reported in Net investment income	—	—	15	(8)	7
Reported in Other comprehensive income (loss)	(27)	(2)	(28)	—	(57)
Total realized and unrealized investment gains (losses)	(27)	(2)	(18)	(8)	(55)
Purchases	178	—	203	—	381
Sales	—	—	—	(4)	(4)
Settlements	(27)	—	(39)	—	(66)
Transfers into Level 3	11	—	23	—	34
Transfers out of Level 3	—	—	(60)	—	(60)
Balance as of September 30, 2023	$945	$41	$897	$23	$1,906
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(8)	$(8)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2023 recognized in Other comprehensive income (loss) in the period	(27)	(2)	(28)	—	(57)
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
As of September 30, 2024 and December 31, 2023, there were $77 million and $75 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

September 30, 2024	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,713	Discounted cash flow	Credit spread	1% - 6% (2%)

December 31, 2023	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1% - 7% (2%)
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

September 30, 2024	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,003	$—	$—	$988	$988
Liabilities
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	2,972	—	2,952	—	2,952

December 31, 2023	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,035	$—	$—	$997	$997
Liabilities
Short-term debt	$550	$—	$546	$—	$546
Long-term debt	2,481	—	2,385	—	2,385
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $143 million and $313 million for the three and nine months ended September 30, 2024 primarily related to severe weather related events, including $55 million for Hurricane Helene. The Company reported catastrophe losses, net of reinsurance, of $94 million and $214 million for the three and nine months ended September 30, 2023 primarily related to severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

For the nine months ended September 30
(In millions)	2024	2023
Reserves, beginning of year:
Gross	$23,304	$22,120
Ceded	5,141	5,191
Net reserves, beginning of year	18,163	16,929
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	4,706	4,221
Increase (decrease) in provision for insured events of prior years	26	43
Amortization of discount	30	33
Total net incurred (1)	4,762	4,297
Net payments attributable to:
Current year events	(655)	(588)
Prior year events	(3,189)	(2,953)
Total net payments	(3,844)	(3,541)
Foreign currency translation adjustment and other	35	(30)
Net reserves, end of period	19,116	17,655
Ceded reserves, end of period	5,442	5,181
Gross reserves, end of period	$24,558	$22,836
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Pretax (favorable) unfavorable development:
Specialty	$—	$(5)	$(8)	$(9)
Commercial	(3)	(2)	(11)	(17)
International	(2)	—	(5)	15
Corporate & Other	22	20	57	55
Total pretax (favorable) unfavorable development	$17	$13	$33	$44
Unfavorable development of $22 million and $57 million was recorded within the Corporate & Other segment for the three and nine months ended September 30, 2024 and unfavorable development of $20 million and $55 million was recorded for the three and nine months ended September 30, 2023, largely associated with legacy mass tort abuse claims.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$—	$(2)	$9
Other Professional Liability and Management Liability	11	17	28	16
Surety	(20)	(21)	(46)	(28)
Warranty	7	(2)	20	(11)
Other	2	1	(8)	5
Total pretax (favorable) unfavorable development	$—	$(5)	$(8)	$(9)
Three Months
2024
Unfavorable development in other professional liability and management liability was primarily due to higher than expected large claim severity in the Company's directors and officers (D&O) business in accident year 2019.
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
Nine Months
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
Favorable development in warranty was due to lower than expected loss emergence in a recent accident year.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Pretax (favorable) unfavorable development:
Commercial Auto	$25	$—	$46	$11
General Liability	28	—	47	70
Workers' Compensation	(57)	(2)	(106)	(100)
Property and Other	1	—	2	2
Total pretax (favorable) unfavorable development	$(3)	$(2)	$(11)	$(17)
Three and Nine Months
2024
Unfavorable development in commercial auto was due to higher than expected claim severity in recent accident years.
Unfavorable development in general liability was due to higher than expected large claim severity in multiple accident years going back to 2015.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity primarily in accident years 2018 and prior.
Nine Months
2023
Unfavorable development in commercial auto was due to higher than expected claim severity in the Company’s construction business in a recent accident year.
Unfavorable development in general liability was due to higher than expected claim severity in the Company’s construction and middle market businesses across multiple accident years.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Pretax (favorable) unfavorable development:
Commercial	$(13)	$—	$(7)	$(5)
Specialty	11	—	2	22
Other	—	—	—	(2)
Total pretax (favorable) unfavorable development	$(2)	$—	$(5)	$15
Three Months
2024
Favorable development in commercial was due to lower than expected loss emergence across multiple accident years in the Company's marine and property businesses.
Unfavorable development in specialty was due to higher than expected large loss emergence across several accident years.
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $11 million and $15 million for the three months ended September 30, 2024 and 2023 and $36 million and $38 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the cumulative amounts ceded under the LPT were $3.6 billion. The unrecognized deferred retroactive reinsurance benefit was $382 million and $417 million as of September 30, 2024 and December 31, 2023 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.3 billion as of September 30, 2024. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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
The cash flow assumption updates for the third quarter of 2024 resulted in a $15 million pretax increase in the LFPB. Included in the assumption updates was a favorable impact from outperformance on premium rate assumptions and unfavorable impact from higher cost of care inflation.
The cash flow assumption updates for the third quarter 2023 resulted in an $8 million pretax increase to the LFPB. Persistency updates were unfavorable due to revisions to lapse rates. Morbidity updates were favorable driven by claim severity assumption updates, and there was a favorable impact from outperformance on premium rate assumptions.
See Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2023 for further information on the long-term care reserving process.

The following table summarizes balances and changes in the LFPB.

(In millions)	2024	2023
Present value of future net premiums
Balance, January 1	$3,710	$3,993
Effect of changes in discount rate	(125)	(74)
Balance, January 1, at original locked in discount rate	3,585	3,919
Effect of changes in cash flow assumptions (1)	111	28
Effect of actual variances from expected experience (1)	(40)	(112)
Adjusted balance, January 1	3,656	3,835
Interest accrual	139	153
Net premiums: earned during period	(317)	(332)
Balance, end of period at original locked in discount rate	3,478	3,656
Effect of changes in discount rate	147	(67)
Balance, September 30	$3,625	$3,589

Present value of future benefits & expenses
Balance, January 1	$17,669	$17,472
Effect of changes in discount rate	(578)	(125)
Balance, January 1, at original locked in discount rate	17,091	17,347
Effect of changes in cash flow assumptions (1)	126	36
Effect of actual variances from expected experience (1)	33	(45)
Adjusted balance, January 1	17,250	17,338
Interest accrual	693	723
Benefit & expense payments	(883)	(945)
Balance, end of period at original locked in discount rate	17,060	17,116
Effect of changes in discount rate	612	(873)
Balance, September 30	$17,672	$16,243

Net LFPB	$14,047	$12,654
(1) As of September 30, 2024 and 2023 the re-measurement gain (loss) of $(88) million and $(75) million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the Company’s long-term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Earned premiums	$110	$112	$329	$340
Interest expense	185	191	554	570
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of September 30
(In millions)	2024	2023
Expected future benefit and expense payments	$32,009	$33,217
Expected future gross premiums	5,305	5,557
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,792 million and $3,711 million as of September 30, 2024 and 2023.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years and 12 years as of September 30, 2024 and 2023.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of September 30		As of December 31
	2024	2023	2023
Original locked in discount rate	5.20%	5.24%	5.22%
Upper-medium grade fixed income instrument discount rate	4.90	5.78	4.94
For the three and nine months ended September 30, 2024, immediate charges to net income resulting from adverse development that caused the Net Premium Ratio (NPR) to exceed 100% for certain cohorts were $84 million and $128 million. For the three and nine months ended September 30, 2023, immediate charges to net income resulting from adverse development that caused the NPR to exceed 100% were $109 million and $152 million.
For the three and nine months ended September 30, 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was $20 million and $28 million. For the three and nine months ended September 30, 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% which, due to favorable development, was reversed through net income was $26 million and $37 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2024, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$21	$25	$65	$74
Expected return on plan assets	(29)	(29)	(87)	(89)
Amortization of net actuarial loss	7	7	21	24
Pension settlement transaction loss (gain)	4	—	4	—
Total net periodic pension cost (benefit)	$3	$3	$3	$9
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$1	$1	$1	$2
Other operating expenses	2	2	2	7
Total net periodic pension cost (benefit)	$3	$3	$3	$9
In the third quarter of 2024, a subsidiary of CNAF, as a sponsor of the CNA Canada Employee Pension Plan (the Canada Plan), purchased a nonparticipating single premium group annuity contract, under which the defined benefit pension obligation of the Canada Plan was transferred in full to an insurance company counterparty. As a result of the transaction, the Company recognized a one-time, non-cash, pretax pension settlement charge of $4 million ($3 million after-tax).

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2024	$(10)	$(2,074)	$(513)	$255	$(205)	$(2,547)
Other comprehensive income (loss) before reclassifications	(9)	1,254	—	(623)	63	685
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $3, $3, $—, $— and $8	(6)	(11)	(8)	—	—	(25)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(340), $(3), $165, $— and $(177)	(3)	1,265	8	(623)	63	710
Balance as of September 30, 2024	$(13)	$(809)	$(505)	$(368)	$(142)	$(1,837)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2023	$(16)	$(2,481)	$(577)	$(181)	$(170)	$(3,425)
Other comprehensive income (loss) before reclassifications	(9)	(1,105)	—	818	(55)	(351)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $6, $1, $—, $— and $9	(8)	(21)	(6)	—	—	(35)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $289, $(1), $(217), $— and $72	(1)	(1,084)	6	818	(55)	(316)
Balance as of September 30, 2023	$(17)	$(3,565)	$(571)	$637	$(225)	$(3,741)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2024	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)
Other comprehensive income (loss) before reclassifications	(14)	765	—	(9)	21	763
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $4, $10, $5, $—, $— and $19	(13)	(39)	(20)	—	—	(72)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(216), $(5), $2, $— and $(219)	(1)	804	20	(9)	21	835
Balance as of September 30, 2024	$(13)	$(809)	$(505)	$(368)	$(142)	$(1,837)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2023, as previously reported	$(7)	$(2,738)	$(591)	$—	$(221)	$(3,557)
Cumulative effect adjustment from changes in accounting guidance, net of tax (expense) benefit of $—, $—, $—, $11, $— and $11	—	—	—	(41)	—	(41)
Balance as of January 1, 2023	(7)	(2,738)	(591)	(41)	(221)	(3,598)
Other comprehensive income (loss) before reclassifications	(25)	(880)	—	678	(4)	(231)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $4, $14, $5, $—, $— and $23	(15)	(53)	(20)	—	—	(88)
Other comprehensive income (loss) net of tax (expense) benefit of $3, $221, $(5), $(180), $— and $39	(10)	(827)	20	678	(4)	(143)
Balance as of September 30, 2023	$(17)	$(3,565)	$(571)	$637	$(225)	$(3,741)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2023. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income is allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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
Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses and gains or losses resulting from pension settlement transactions. Net investment gains or losses are excluded from the calculation of core income (loss) because they are generally driven by economic factors that are not necessarily reflective of the Company's primary operations. The calculation of core income (loss) excludes gains or losses resulting from pension settlement transactions as they result from decisions regarding the Company's defined benefit pension plans which are unrelated to the Company's primary operations.

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$848	$1,325	$311	$110	$—	$(1)	$2,593
Net investment income	157	183	32	240	14	—	626
Non-insurance warranty revenue	401	—	—	—	—	—	401
Other revenues	1	5	—	—	3	(1)	8
Total operating revenues	1,407	1,513	343	350	17	(2)	3,628
Claims, benefits and expenses
Net incurred claims and benefits	509	954	195	336	16	—	2,010
Policyholders’ dividends	2	7	—	—	—	—	9
Amortization of deferred acquisition costs	188	209	60	—	—	—	457
Non-insurance warranty expense	387	—	—	—	—	—	387
Other insurance related expenses	90	158	44	30	—	(1)	321
Other expenses	13	8	(8)	1	56	(1)	69
Total claims, benefits and expenses (1)	1,189	1,336	291	367	72	(2)	3,253
Core income (loss) before income tax	218	177	52	(17)	(55)	—	375
Income tax (expense) benefit on core income (loss)	(47)	(38)	(16)	8	11	—	(82)
Core income (loss)	$171	$139	$36	$(9)	$(44)	$—	293
Net investment gains (losses)							(10)
Income tax (expense) benefit on net investment gains (losses)							3
Net investment gains (losses), after tax							(7)
Pension settlement transaction gains (losses)							(4)
Income tax (expense) benefit on pension settlement transaction gains (losses)							1
Pension settlement transaction gains (losses), after tax							(3)
Net income (loss)							$283

(1) Excludes the impact of pension settlement transaction gains (losses). See Note H to the Condensed Consolidated Financial Statements for additional information.

Three months ended September 30, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$829	$1,170	$296	$112	$—	$(1)	$2,406
Net investment income	136	156	26	216	19	—	553
Non-insurance warranty revenue	407	—	—	—	—	—	407
Other revenues	—	9	(1)	—	2	(2)	8
Total operating revenues	1,372	1,335	321	328	21	(3)	3,374
Claims, benefits and expenses
Net incurred claims and benefits	480	807	178	343	10	—	1,818
Policyholders’ dividends	2	6	—	—	—	—	8
Amortization of deferred acquisition costs	175	188	63	—	—	—	426
Non-insurance warranty expense	386	—	—	—	—	—	386
Other insurance related expenses	89	156	20	29	1	(1)	294
Other expenses	13	11	6	(1)	51	(2)	78
Total claims, benefits and expenses	1,145	1,168	267	371	62	(3)	3,010
Core income (loss) before income tax	227	167	54	(43)	(41)	—	364
Income tax (expense) benefit on core income (loss)	(49)	(34)	(14)	14	8	—	(75)
Core income (loss)	$178	$133	$40	$(29)	$(33)	$—	289
Net investment gains (losses)							(38)
Income tax (expense) benefit on net investment gains (losses)							7
Net investment gains (losses), after tax							(31)
Net income (loss)							$258

Nine months ended September 30, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,493	$3,774	$937	$329	$—	$(1)	$7,532
Net investment income	461	534	95	710	53	—	1,853
Non-insurance warranty revenue	1,212	—	—	—	—	—	1,212
Other revenues	1	23	—	—	9	(7)	26
Total operating revenues	4,167	4,331	1,032	1,039	62	(8)	10,623
Claims, benefits and expenses
Net incurred claims and benefits	1,478	2,628	568	973	35	—	5,682
Policyholders’ dividends	7	19	—	—	—	—	26
Amortization of deferred acquisition costs	546	608	182	—	—	—	1,336
Non-insurance warranty expense	1,169	—	—	—	—	—	1,169
Other insurance related expenses	267	454	129	88	—	(1)	937
Other expenses	41	33	(5)	2	173	(7)	237
Total claims, benefits and expenses (1)	3,508	3,742	874	1,063	208	(8)	9,387
Core income (loss) before income tax	659	589	158	(24)	(146)	—	1,236
Income tax (expense) benefit on core income (loss)	(142)	(125)	(41)	19	27	—	(262)
Core income (loss)	$517	$464	$117	$(5)	$(119)	$—	974
Net investment gains (losses)							(42)
Income tax (expense) benefit on net investment gains (losses)							9
Net investment gains (losses), after tax							(33)
Pension settlement transaction gains (losses)							(4)
Income tax (expense) benefit on pension settlement transaction gains (losses)							1
Pension settlement transaction gains (losses), after tax							(3)
Net income (loss)							$938

September 30, 2024
(In millions)
Reinsurance receivables	$1,509	$1,456	$533	$86	$2,236	$—	$5,820
Insurance receivables	986	2,149	375	3	1	—	3,514
Deferred acquisition costs	413	400	130	—	—	—	943
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	3,571	—	—	—	—	—	3,571
Insurance reserves
Claim and claim adjustment expenses	7,328	11,018	2,990	650	2,572	—	24,558
Unearned premiums	3,218	3,186	755	100	—	—	7,259
Future policy benefits	—	—	—	14,047	—	—	14,047
Deferred non-insurance warranty revenue	4,594	—	—	—	—	—	4,594
(1) Excludes the impact of pension settlement transaction gains (losses). See Note H to the Condensed Consolidated Financial Statements for additional information.

Nine months ended September 30, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,438	$3,336	$888	$340	$—	$(1)	$7,001
Net investment income	407	470	74	659	43	—	1,653
Non-insurance warranty revenue	1,221	—	—	—	—	—	1,221
Other revenues	—	22	—	—	7	(7)	22
Total operating revenues	4,066	3,828	962	999	50	(8)	9,897
Claims, benefits and expenses
Net incurred claims and benefits	1,419	2,235	552	998	32	—	5,236
Policyholders’ dividends	5	17	—	—	—	—	22
Amortization of deferred acquisition costs	508	532	168	—	—	—	1,208
Non-insurance warranty expense	1,154	—	—	—	—	—	1,154
Other insurance related expenses	269	456	102	89	2	(1)	917
Other expenses	39	27	2	—	136	(7)	197
Total claims, benefits and expenses	3,394	3,267	824	1,087	170	(8)	8,734
Core income (loss) before income tax	672	561	138	(88)	(120)	—	1,163
Income tax (expense) benefit on core income (loss)	(146)	(118)	(36)	36	23	—	(241)
Core income (loss)	$526	$443	$102	$(52)	$(97)	$—	922
Net investment gains (losses)							(105)
Income tax (expense) benefit on net investment gains (losses)							21
Net investment gains (losses), after tax							(84)
Net income (loss)							$838

December 31, 2023
(In millions)
Reinsurance receivables	$1,281	$1,218	$468	$93	$2,374	$—	$5,434
Insurance receivables	1,053	2,024	388	5	—	—	3,470
Deferred acquisition costs	392	371	133	—	—	—	896
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	3,661	—	—	—	—	—	3,661
Insurance reserves
Claim and claim adjustment expenses	7,131	10,103	2,709	675	2,686	—	23,304
Unearned premiums	3,227	2,858	749	99	—	—	6,933
Future policy benefits	—	—	—	13,959	—	—	13,959
Deferred non-insurance warranty revenue	4,694	—	—	—	—	—	4,694

The following table presents operating revenues by line of business for each reportable segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Specialty
Management & Professional Liability	$753	$723	$2,215	$2,146
Surety	202	189	580	540
Warranty & Alternative Risks	452	460	1,372	1,380
Specialty revenues	1,407	1,372	4,167	4,066
Commercial
Middle Market	448	437	1,307	1,254
Construction	521	444	1,459	1,249
Small Business	161	160	472	470
Other Commercial	383	294	1,093	855
Commercial revenues	1,513	1,335	4,331	3,828
International
Canada	99	98	296	287
Europe	150	139	440	401
Hardy	94	84	296	274
International revenues	343	321	1,032	962
Life & Group revenues	350	328	1,039	999
Corporate & Other revenues	17	21	62	50
Eliminations	(2)	(3)	(8)	(8)
Total operating revenues	3,628	3,374	10,623	9,897
Net investment gains (losses)	(10)	(38)	(42)	(105)
Total revenues	$3,618	$3,336	$10,581	$9,792

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had a deferred non-insurance warranty revenue balance of $4.6 billion and $4.7 billion reported under Liabilities as of September 30, 2024 and December 31, 2023. For the three and nine months ended September 30, 2024, the Company recognized $0.3 billion and $1.1 billion of revenues in each period that were included in the deferred revenue balance as of January 1, 2024. For the three and nine months ended September 30, 2023, the Company recognized $0.2 billion and $0.9 billion of revenues that were included in the deferred revenue balance as of January 1, 2023. For the three and nine months ended September 30, 2024 and 2023, non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.4 billion of the deferred revenue in the remainder of 2024, $1.3 billion in 2025, $1.0 billion in 2026 and $1.9 billion thereafter.
Note L. Subsequent Events
CNA Employee Retirement Plan Trust Settlement Transaction
In October of 2024, a subsidiary of CNAF, as a sponsor of the CNA Employee Retirement Plan Trust (the Plan), entered into a commitment agreement, with Metropolitan Life Insurance Company (the Insurer) under which the Plan purchased a nonparticipating single premium group annuity contract that transferred to the Insurer approximately $1,045 million of the Plan’s defined benefit pension obligations. The group annuity contract covers approximately 7,600 Plan participants and beneficiaries (the Transferred Participants), representing approximately 60% of the Plan’s obligations. Under the group annuity contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant that are due on and after January 1, 2025. The purchase of the group annuity contract was funded directly by assets of the Plan and required no cash or asset contributions of the Company. As a result of the transaction, the Company will recognize a one-time, non-cash, pretax pension settlement charge of approximately $370 million ($290 million after-tax) in the fourth quarter of 2024. This charge is largely driven by the accelerated recognition of the Company’s actuarial pension loss from accumulated other comprehensive income into net income, which does not impact stockholder’s equity. This charge will not impact the Company’s fourth quarter or full year 2024 core income (loss) or cash flow.
Fourth Quarter 2024 Hurricane Milton Estimates
On October 9, 2024, Hurricane Milton made landfall in Florida. Pretax net catastrophe losses related to Hurricane Milton are currently estimated between approximately $25 million to $55 million, and are anticipated to be reflected in the Company's fourth quarter 2024 results.

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
We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses and gains or losses resulting from pension settlement transactions. Net investment gains or losses are excluded from the calculation of core income (loss) because they are generally driven by economic factors that are not necessarily reflective of our primary operations. The calculation of core income (loss) excludes gains or losses resulting from pension settlement transactions as they result from decisions regarding our defined benefit pension plans which are unrelated to our primary operations. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate our primary operations. See further discussion regarding how we manage our business in Note J to the Condensed Consolidated Financial Statements included under Part I, Item 1. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please refer herein and/or to CNA's most recent Annual Report on Form 10-K on file with the Securities and Exchange Commission.
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represents net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss, expense and dividend ratios. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate our underwriting performance since they remove the impact of catastrophe losses which are unpredictable as to timing and amount, and development-related items as they are not indicative of our current year underwriting performance.
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

We use underwriting gain (loss), calculated using GAAP financial results, to monitor our insurance operations. Underwriting gain (loss) is deemed to be a non-GAAP measure and is calculated pretax as net earned premiums less total insurance expenses, which includes insurance claims and policyholders' benefits, amortization of deferred acquisition costs and other insurance related expenses. Net income (loss) is the most directly comparable GAAP measure. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from our underwriting activities which are managed separately from our investing activities. Underlying underwriting gain (loss) is deemed to be a non-GAAP measure that represents pretax underwriting gain (loss) excluding catastrophe losses and development-related items. Management believes some investors may find this measure useful to evaluate profitability, before tax, of our underwriting activities, excluding the impact of catastrophe losses which are unpredictable as to timing and amount, and development-related items as they are not indicative of our current year underwriting performance.
The following tables present a reconciliation of net income to underwriting gain (loss) and underlying underwriting gain (loss):

Results for the Three Months Ended September 30, 2024	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$167	$132	$34	$333
Net investment losses, after tax	4	7	2	13
Core income	$171	$139	$36	$346
Net investment income	(157)	(183)	(32)	(372)
Non-insurance warranty (revenue) expense	(14)	—	—	(14)
Other (revenue) expense, including interest expense	12	3	(8)	7
Income tax expense on core income	47	38	16	101
Underwriting gain (loss)	59	(3)	12	68
Effect of catastrophe losses	—	127	16	143
Effect of favorable development-related items	—	—	(2)	(2)
Underlying underwriting gain	$59	$124	$26	$209

Results for the Three Months Ended September 30, 2023	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$165	$117	$40	$322
Net investment losses, after tax	13	16	—	29
Core income	$178	$133	$40	$351
Net investment income	(136)	(156)	(26)	(318)
Non-insurance warranty (revenue) expense	(21)	—	—	(21)
Other (revenue) expense, including interest expense	13	2	7	22
Income tax expense on core income	49	34	14	97
Underwriting gain	83	13	35	131
Effect of catastrophe losses	—	87	7	94
Effect of favorable development-related items	(5)	—	—	(5)
Underlying underwriting gain	$78	$100	$42	$220

Results for the Nine Months Ended September 30, 2024	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$498	$436	$116	$1,050
Net investment losses, after tax	19	28	1	48
Core income	$517	$464	$117	$1,098
Net investment income	(461)	(534)	(95)	(1,090)
Non-insurance warranty (revenue) expense	(43)	—	—	(43)
Other (revenue) expense, including interest expense	40	10	(5)	45
Income tax expense on core income	142	125	41	308
Underwriting gain	195	65	58	318
Effect of catastrophe losses	—	285	28	313
Effect of favorable development-related items	(8)	—	(5)	(13)
Underlying underwriting gain	$187	$350	$81	$618

Results for the Nine Months Ended September 30, 2023	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$487	$390	$103	$980
Net investment losses (gains), after tax	39	53	(1)	91
Core income	$526	$443	$102	$1,071
Net investment income	(407)	(470)	(74)	(951)
Non-insurance warranty (revenue) expense	(67)	—	—	(67)
Other (revenue) expense, including interest expense	39	5	2	46
Income tax expense on core income	146	118	36	300
Underwriting gain	237	96	66	399
Effect of catastrophe losses	—	190	24	214
Effect of (favorable) unfavorable development-related items	(7)	(4)	15	4
Underlying underwriting gain	$230	$282	$105	$617

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

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Operating Revenues
Net earned premiums	$2,593	$2,406	$7,532	$7,001
Net investment income	626	553	1,853	1,653
Non-insurance warranty revenue	401	407	1,212	1,221
Other revenues	8	8	26	22
Total operating revenues	3,628	3,374	10,623	9,897
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement loss of $(48), $(41), $(88) and $(75))	2,010	1,818	5,682	5,236
Policyholders' dividends	9	8	26	22
Amortization of deferred acquisition costs	457	426	1,336	1,208
Non-insurance warranty expense	387	386	1,169	1,154
Other insurance related expenses	321	294	937	917
Other expenses	69	78	237	197
Total claims, benefits and expenses	3,253	3,010	9,387	8,734
Core income before income tax	375	364	1,236	1,163
Income tax expense on core income	(82)	(75)	(262)	(241)
Core income	293	289	974	922
Net investment losses	(10)	(38)	(42)	(105)
Income tax benefit on net investment losses	3	7	9	21
Net investment losses, after tax	(7)	(31)	(33)	(84)
Pension settlement transaction losses	(4)	—	(4)	—
Income tax benefit on pension settlement transaction losses	1	—	1	—
Pension settlement transaction losses, after tax	(3)	—	(3)	—
Net income	$283	$258	$938	$838
Three Month Comparison
Core income increased $4 million for the three months ended September 30, 2024 as compared with the same period in 2023. Core income for our Property & Casualty Operations decreased $5 million primarily driven by the largely offsetting impacts of higher catastrophe losses and higher net investment income. Core loss for our Life & Group segment improved $20 million, while core loss for our Corporate & Other segment increased $11 million.
Catastrophe losses were $143 million and $94 million for the three months ended September 30, 2024 and 2023, primarily related to severe weather related events. Catastrophe losses for the three months ended September 30, 2024 included $55 million for Hurricane Helene. Unfavorable net prior year loss reserve development of $17 million and $13 million was recorded for the three months ended September 30, 2024 and 2023 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Core income increased $52 million for the nine months ended September 30, 2024 as compared with the same period in 2023. Core income for our Property & Casualty Operations increased $27 million primarily driven by higher net investment income partially offset by higher catastrophe losses. Core loss for our Life & Group segment improved $47 million, while core loss for our Corporate & Other segment increased $22 million.
Catastrophe losses were $313 million and $214 million for the nine months ended September 30, 2024 and 2023, primarily related to severe weather related events. Catastrophe losses for the nine months ended September 30, 2024 included $55 million for Hurricane Helene. Unfavorable net prior year loss reserve development of $33 million and $44 million was recorded for the nine months ended September 30, 2024 and 2023 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Specialty
The following table details the results of operations for Specialty and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023	2024	2023
Gross written premiums	$1,743	$1,775	$5,153	$5,324
Gross written premiums excluding third-party captives	982	949	2,846	2,796
Net written premiums	862	825	2,511	2,438
Net earned premiums	848	829	2,493	2,438
Underwriting gain	59	83	195	237
Net investment income	157	136	461	407
Core income	171	178	517	526

Other performance metrics:
Loss Ratio	60.1%	58.0%	59.3%	58.2%
Expense ratio	32.7	31.8	32.5	31.9
Dividend ratio	0.2	0.3	0.3	0.2
Combined ratio	93.0%	90.1%	92.1%	90.3%
Effect of catastrophe impacts	—	—	—	—
Effect of development-related items	—	0.6	0.3	0.3
Underlying combined ratio	93.0%	90.7%	92.4%	90.6%
Underlying loss ratio	60.1%	58.6%	59.6%	58.5%

Rate	—%	1%	1%	1%
Renewal premium change	2	2	2	2
Retention	89	87	89	88
New business	$129	$121	$341	$349
Three Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $33 million for the three months ended September 30, 2024 as compared with the same period in 2023 driven by retention and higher new business. Net written premiums for Specialty increased $37 million for the three months ended September 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $7 million for the three months ended September 30, 2024 as compared with the same period in 2023 primarily due to lower underlying underwriting results and higher claim costs in our non-insurance auto warranty business, partially offset by higher net investment income.
The combined ratio of 93.0% increased 2.9 points for the three months ended September 30, 2024 as compared with the same period in 2023 primarily due to a 2.1 point increase in the loss ratio and a 0.9 point increase in the expense ratio. The increase in the loss ratio was primarily due to an increase in the underlying loss ratio primarily driven by continued pricing pressure in management liability lines over the last several quarters. There was no net prior year loss reserve development recorded for three months ended September 30, 2024 compared to favorable net prior year loss reserve development of $5 million for the three months ended September 30, 2023. The increase in the expense ratio was primarily driven by higher employee related costs. There were no catastrophe losses for three months ended September 30, 2024 and 2023.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $50 million for the nine months ended September 30, 2024 as compared with the same period in 2023 driven by retention and favorable renewal premium change. Net written premiums for Specialty increased $73 million for the nine months ended September 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $9 million for the nine months ended September 30, 2024 as compared with the same period in 2023 primarily due to lower underlying underwriting results and higher claim costs in our non-insurance auto warranty business partially offset by higher net investment income.
The combined ratio of 92.1% increased 1.8 points for the nine months ended September 30, 2024 as compared with the same period in 2023 primarily due to a 1.1 point increase in the loss ratio and a 0.6 point increase in the expense ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio primarily driven by continued pricing pressure in management liability lines over the last several quarters. The increase in the expense ratio was driven by higher acquisition costs. There were no catastrophe losses for nine months ended September 30, 2024 and 2023.
Favorable net prior year loss reserve development of $8 million and $9 million was recorded for the nine months ended September 30, 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	September 30, 2024	December 31, 2023
Gross case reserves	$1,910	$1,604
Gross IBNR reserves	5,418	5,527
Total gross carried claim and claim adjustment expense reserves	$7,328	$7,131
Net case reserves	$1,608	$1,392
Net IBNR reserves	4,325	4,524
Total net carried claim and claim adjustment expense reserves	$5,933	$5,916

Commercial
The following table details the results of operations for Commercial and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023	2024	2023
Gross written premiums	$1,547	$1,343	$5,160	$4,504
Gross written premiums excluding third-party captives	1,538	1,340	5,022	4,384
Net written premiums	1,221	1,071	4,017	3,588
Net earned premiums	1,325	1,170	3,774	3,336
Underwriting (loss) gain	(3)	13	65	96
Net investment income	183	156	534	470
Core income	139	133	464	443

Other performance metrics:
Loss ratio	72.0%	68.9%	69.7%	67.0%
Expense ratio	27.7	29.5	28.1	29.6
Dividend ratio	0.5	0.5	0.5	0.5
Combined ratio	100.2%	98.9%	98.3%	97.1%
Effect of catastrophe impacts	(9.6)	(7.4)	(7.5)	(5.7)
Effect of development-related items	0.1	—	—	0.2
Underlying combined ratio	90.7%	91.5%	90.8%	91.6%
Underlying loss ratio	62.5%	61.5%	62.2%	61.5%

Rate	6%	8%	6%	8%
Renewal premium change	8	9	8	10
Retention	84	83	84	85
New business	$345	$292	$1,117	$945
Three Month Comparison
Gross written premiums for Commercial increased $204 million for the three months ended September 30, 2024 as compared with the same period in 2023 driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $150 million for the three months ended September 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $6 million for the three months ended September 30, 2024 as compared with the same period in 2023, driven by higher net investment income and improved underlying underwriting results partially offset by higher catastrophe losses.
The combined ratio of 100.2% increased 1.3 points for the three months ended September 30, 2024 as compared with the same period in 2023 due to a 3.1 point increase in the loss ratio partially offset by a 1.8 point improvement in the expense ratio. The increase in the loss ratio was driven by higher catastrophe losses and an increase in the underlying loss ratio driven by continuation of elevated loss cost trends in commercial auto and mix of business. Catastrophe losses were $127 million, or 9.6 points of the loss ratio, for the three months ended September 30, 2024, as compared with $87 million, or 7.4 points of the loss ratio, for the three months ended September 30, 2023. The improvement in the expense ratio was primarily driven by higher net earned premiums.
Favorable net prior year loss reserve development of $3 million and $2 million was recorded for the three months ended September 30, 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for Commercial increased $656 million for the nine months ended September 30, 2024 as compared with the same period in 2023 driven by favorable renewal premium change and higher new business. Net written premiums for Commercial increased $429 million for the nine months ended September 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $21 million for the nine months ended September 30, 2024 as compared with the same period in 2023, primarily driven by improved underlying underwriting results and higher net investment income partially offset by higher catastrophe losses.
The combined ratio of 98.3% increased 1.2 points for the nine months ended September 30, 2024 as compared with the same period in 2023 due to a 2.7 point increase in the loss ratio partially offset by a 1.5 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses. Catastrophe losses were $285 million, or 7.5 points of the loss ratio, for the nine months ended September 30, 2024, as compared with $190 million, or 5.7 points of the loss ratio, for the nine months ended September 30, 2023. The improvement in the expense ratio was primarily driven by higher net earned premiums.
Favorable net prior year loss reserve development of $11 million and $17 million was recorded for the nine months ended September 30, 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	September 30, 2024	December 31, 2023
Gross case reserves	$3,483	$3,291
Gross IBNR reserves	7,535	6,812
Total gross carried claim and claim adjustment expense reserves	$11,018	$10,103
Net case reserves	$3,029	$2,878
Net IBNR reserves	6,703	6,143
Total net carried claim and claim adjustment expense reserves	$9,732	$9,021

International
The following table details the results of operations for International and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023	2024	2023
Gross written premiums	$305	$306	$1,096	$1,125
Net written premiums	277	282	896	912
Net earned premiums	311	296	937	888
Underwriting gain	12	35	58	66
Net investment income	32	26	95	74
Core income	36	40	117	102

Other performance metrics:
Loss ratio	62.5%	60.2%	60.6%	62.2%
Expense ratio	33.6	28.1	33.1	30.3
Combined ratio	96.1%	88.3%	93.7%	92.5%
Effect of catastrophe impacts	(5.1)	(2.3)	(3.0)	(2.7)
Effect of development-related items	0.7	—	0.5	(1.7)
Underlying combined ratio	91.7%	86.0%	91.2%	88.1%
Underlying loss ratio	58.1%	57.9%	58.1%	57.8%

Rate	(2)%	2%	—%	4%
Renewal premium change	1	7	2	7
Retention	82	84	81	83
New business	$73	$62	$213	$239
Three Month Comparison
Gross written premiums and gross written premiums excluding the effect of foreign currency exchange rates for International, for the three months ended September 30, 2024, were largely consistent with the same period in 2023. Net written premiums for International decreased $5 million for the three months ended September 30, 2024 as compared with the same period in 2023. Excluding the effects of foreign currency exchange rates, net written premiums decreased $4 million for the three months ended September 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $4 million for the three months ended September 30, 2024 as compared with the same period in 2023 primarily driven by lower current accident year underwriting results partially offset by a favorable impact from changes in foreign currency exchange rates.
The combined ratio of 96.1% increased 7.8 points for the three months ended September 30, 2024 as compared with the same period in 2023 due to a 5.5 point increase in the expense ratio and a 2.3 point increase in the loss ratio. The increase in the expense ratio was driven by a favorable reinsurance acquisition related catch-up adjustment recorded in the prior year quarter and higher employee related costs in the current quarter. The increase in the loss ratio was driven by higher catastrophe losses partially offset by favorable net prior year loss reserve development. Catastrophe losses were $16 million, or 5.1 points of the loss ratio, for the three months ended September 30, 2024, as compared with $7 million, or 2.3 points of the loss ratio, for the three months ended September 30, 2023.
Favorable net prior year loss reserve development of $2 million was recorded for the three months ended September 30, 2024 compared to no net prior year loss reserve development for the three months ended September 30, 2023. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Nine Month Comparison
Gross written premiums for International decreased $29 million for the nine months ended September 30, 2024 as compared with the same period in 2023. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $37 million driven by lower new business. Net written premiums for International decreased $16 million for the nine months ended September 30, 2024 as compared with the same period in 2023. Excluding the effect of foreign currency exchange rates, net written premiums decreased $20 million for the nine months ended September 30, 2024 as compared with the same period in 2023. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $15 million for the nine months ended September 30, 2024 as compared with the same period in 2023 driven by higher net investment income and favorable net prior year loss reserve development in the current year period compared with unfavorable development in the prior year period, partially offset by lower underlying underwriting results. Favorable net prior year loss reserve development of $5 million was recorded for the nine months ended September 30, 2024 compared to unfavorable net prior year loss reserve development of $15 million for the nine months ended September 30, 2023.
The combined ratio of 93.7% increased 1.2 points for the nine months ended September 30, 2024 as compared with the same period in 2023 due to a 2.8 point increase in the expense ratio partially offset by a 1.6 point improvement in the loss ratio. The increase in the expense ratio was driven by higher employee related costs and a favorable reinsurance acquisition related catch-up adjustment recorded in the prior year period. The improvement in the loss ratio was driven by favorable net prior year loss reserve development partially offset by higher catastrophe losses. Catastrophe losses were $28 million, or 3.0 points of the loss ratio, for the nine months ended September 30, 2024, as compared with $24 million, or 2.7 points of the loss ratio, for the nine months ended September 30, 2023.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part 1, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	September 30, 2024	December 31, 2023
Gross case reserves	$899	$864
Gross IBNR reserves	2,091	1,845
Total gross carried claim and claim adjustment expense reserves	$2,990	$2,709
Net case reserves	$753	$708
Net IBNR reserves	1,746	1,568
Total net carried claim and claim adjustment expense reserves	$2,499	$2,276

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Net earned premiums	$110	$112	$329	$340
Claims, benefits and expenses	367	371	1,063	1,087
Net investment income	240	216	710	659
Core loss	(9)	(29)	(5)	(52)
Three Month Comparison
Core loss improved $20 million for the three months ended September 30, 2024 as compared with the same period in 2023 primarily due to higher net investment income. Both periods are inclusive of assumption updates as a result of the annual reserve reviews completed in the third quarter of each year.
The cash flow assumption updates from the annual reserve review for the three months ended September 30, 2024 and 2023 resulted in a pretax increase in long-term care reserves of $15 million and $8 million.
The annual structured settlement reserve review resulted in a pretax reduction in claim reserves of $9 million and $6 million for the three months ended September 30, 2024 and 2023.
Nine Month Comparison
Results for the nine months ended September 30, 2024 were generally consistent with the three month summary above.
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
The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our LFPB reserve assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each long-term care product. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional future premium rate increases. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of any net premium ratio impacts.

September 30, 2024
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
2.5% increase in morbidity	$290
5% increase in morbidity	590
Persistency:
5% decrease in active life mortality and lapse	$160
10% decrease in active life mortality and lapse	310
Premium Rate Actions:
25% decrease in anticipated future premium rate increases	$10
50% decrease in anticipated future premium rate increases	20
The following table summarizes policyholder reserves for Life & Group.

September 30, 2024
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$—	$14,047	$14,047
Structured settlements and other	564	—	564
Total	564	14,047	14,611
Ceded reserves	86	—	86
Total gross reserves	$650	$14,047	$14,697

December 31, 2023
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$—	$13,959	$13,959
Structured settlements and other	582	—	582
Total	582	13,959	14,541
Ceded reserves	93	—	93
Total gross reserves	$675	$13,959	$14,634
As part of the annual reserve review, statutory long term care reserve adequacy is evaluated via premium deficiency testing, by comparing carried statutory reserves with our best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2024, statutory long term care margin increased to $1.4 billion from $1.3 billion, primarily driven by a more favorable interest rate environment resulting in a higher yielding investment portfolio.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Net investment income	$14	$19	$53	$43
Insurance claims and policyholders' benefits	16	10	35	32
Interest expense	32	35	101	93
Core loss	(44)	(33)	(119)	(97)
Three Month Comparison
Core loss increased $11 million for the three months ended September 30, 2024 as compared with the same period in 2023 primarily driven by $3 million after-tax lower amortization of the deferred gain related to the asbestos and environmental pollution (A&EP) Loss Portfolio Transfer (LPT) and a $3 million after-tax charge related to office consolidation. The current and prior year quarters include a $17 million and $16 million after-tax charge related to unfavorable prior year loss reserve development largely associated with legacy mass tort abuse claims. Further information on the A&EP LPT and net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Nine Month Comparison
Core loss increased $22 million for the nine months ended September 30, 2024 as compared with the same period in 2023. The current year period includes $13 million of after-tax charges related to office consolidation.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	September 30, 2024	December 31, 2023
Gross case reserves	$1,285	$1,353
Gross IBNR reserves	1,287	1,333
Total gross carried claim and claim adjustment expense reserves	$2,572	$2,686
Net case reserves	$116	$129
Net IBNR reserves	272	239
Total net carried claim and claim adjustment expense reserves	$388	$368

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Fixed income securities:
Taxable fixed income securities	$490	$457	$1,446	$1,331
Tax-exempt fixed income securities	35	43	109	138
Total fixed income securities	525	500	1,555	1,469
Limited partnership and common stock investments	80	28	226	124
Other, net of investment expense	21	25	72	60
Net investment income	$626	$553	$1,853	$1,653

Effective income yield for the fixed income securities portfolio	4.8%	4.7%	4.8%	4.6%
Limited partnership and common stock return for the period	3.1%	1.3%	9.4%	5.8%
Net investment income increased $73 million and $200 million for the three and nine months ended September 30, 2024 as compared with the same periods in 2023 driven by favorable limited partnership and common stock returns, as well as higher income from fixed income securities as a result of favorable reinvestment rates and a larger invested asset base.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Fixed maturity securities:
Corporate bonds and other	$(17)	$(11)	$(38)	$(46)
States, municipalities and political subdivisions	(1)	(4)	(3)	3
Asset-backed	(4)	(22)	(25)	(43)
Total fixed maturity securities	(22)	(37)	(66)	(86)
Non-redeemable preferred stock	13	2	25	(9)
Derivatives, short-term and other	(1)	2	(1)	1
Mortgage loans	—	(5)	—	(11)
Net investment losses	(10)	(38)	(42)	(105)
Income tax benefit on net investment losses	3	7	9	21
Net investment losses, after tax	$(7)	$(31)	$(33)	$(84)
Pretax net investment losses decreased $28 million for the three months ended September 30, 2024 as compared with the same period in 2023 driven by lower net losses on disposals of fixed maturity securities and the favorable change in fair value of non-redeemable preferred stock.
Pretax net investment losses decreased $63 million for the nine months ended September 30, 2024 as compared with the same period in 2023 driven by the favorable change in fair value of non-redeemable preferred stock, lower impairment losses and lower net losses on disposals of fixed maturity securities.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part 1, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,065	$(242)	$2,795	$(298)
AAA	3,043	(119)	2,727	(169)
AA	6,544	(303)	6,444	(420)
A	10,745	(42)	9,910	(223)
BBB	17,305	(177)	16,670	(744)
Non-investment grade	1,877	(71)	1,879	(119)
Total	$42,579	$(954)	$40,425	$(1,973)
As of September 30, 2024 and December 31, 2023, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of prefunded municipal bonds as of September 30, 2024 and December 31, 2023.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,127	$265
AAA	1,277	221
AA	3,641	547
A	5,229	405
BBB	9,243	689
Non-investment grade	883	109
Total	$22,400	$2,236
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$1,306	$24
Due after one year through five years	6,898	294
Due after five years through ten years	6,696	728
Due after ten years	7,500	1,190
Total	$22,400	$2,236

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

	September 30, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$15,753	10.1	$15,137	10.2
Property & Casualty and Corporate & Other	29,118	4.4	27,981	4.5
Total	$44,871	6.4	$43,118	6.5
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
For the nine months ended September 30, 2024, net cash provided by operating activities was $1,868 million as compared with $1,765 million for the same period in 2023. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher earnings from fixed income securities, partially offset by an increase in net claim payments and higher operating expenses.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2024, net cash used by investing activities was $762 million as compared with $1,537 million for the same period in 2023. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the nine months ended September 30, 2024, net cash used by financing activities was $998 million as compared with $218 million for the same period in 2023. Financing activities for the periods presented include:
•In the second quarter of 2024, we repaid the $550 million outstanding aggregate principal balance of our 3.95% senior notes which came due May 15, 2024.
•In the first quarter of 2024, we issued $500 million of 5.125% notes due February 15, 2034.
•During the nine months ended September 30, 2024, we paid dividends of $906 million and repurchased 450,000 shares of common stock at an aggregate cost of $20 million.
•In the second quarter of 2023, we issued $400 million of 5.50% senior notes due June 15, 2033, and in the third quarter of 2023, we issued an additional $100 million of 5.50% senior notes due June 15, 2033.
•During the nine months ended September 30, 2023, we paid dividends of $673 million and repurchased 550,000 shares of our common stock at an aggregate cost of $24 million.

Common Stock Dividends
Cash dividends of $3.32 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2024. On November 1, 2024, our Board of Directors declared a quarterly cash dividend of $0.44 per share, payable December 5, 2024 to stockholders of record on November 18, 2024. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2024 CCC was in a positive earned surplus position. CCC paid dividends of $635 million and $770 million to CNAF during the nine months ended September 30, 2024 and 2023. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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
Our forward-looking statements speak only as of the date of the filing of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of the statement, even if our expectations or any related events or circumstances change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended September 30, 2024. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2024, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2024.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: November 4, 2024	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1