Form 10-K
period 2024-12-31
CNA FINANCIAL CORP
filed 2025-02-11
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 7, 2025, 270,861,659 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $1,001 million based on the closing price of $46.07 per share of the common stock on the New York Stock Exchange on June 30, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2025 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy), and CNA Insurance Company (Europe) S.A. Loews Corporation (Loews) owned approximately 92% of our outstanding common stock as of December 31, 2024.
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
Regulation Outlook
The IAIS has adopted a Common Framework (ComFrame) for the supervision of Internationally Active Insurance Groups (IAIGs), which is focused on the group-wide supervision of IAIGs, such as CNA. Elements of ComFrame have been incorporated into regulatory guidelines issued by the National Association of Insurance Commissioners (NAIC) for application by regulators in the U.S. These additions were adopted for the purpose of streamlining group-wide supervision, further leveraging existing risk and solvency measures and applying them on a group-wide basis.
The NAIC developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (GCC). While historically the U.S. regulatory regime was primarily based on legal entity regulation, the GCC quantifies risk across the insurance group. The GCC was adopted by the NAIC along with model legislative language and attendant regulations, which have been adopted in a number of U.S. states where IAIGs are domiciled, including Illinois. Alongside the GCC, the NAIC has also developed the Aggregation Method (AM) approach to assessing group capital as an alternative to the Insurance Capital Standard (ICS) developed by the IAIS. The AM is influenced by the GCC and calculated in a similar manner. In 2024, the IAIS concluded that the AM provides comparable outcomes to the ICS. While the AM will undergo further refinement as a part of the implementation process, the finding of comparability by the IAIS represents recognition of existing U.S. solvency regulation.
In addition, the U.S. and foreign regulatory environment in which we operate is continuously evolving, with both existing and prospective regulations that implicate aspects of our corporate governance, public disclosures and risk management, climate change, artificial intelligence and cybersecurity practices.

Human Capital
As of December 31, 2024, we had approximately 6,500 employees. We seek to create a culture of inclusion that engages our employees and offers them opportunities to learn, grow and achieve their career goals. We believe this will facilitate our ability to continue to attract and retain a highly talented workforce.
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
CNA leaders engage regularly with our employees on their performance and professional development. We gather employee feedback through pulse surveys and routine dialogue with our employee resource groups and leaders from across the enterprise. Our annual talent and succession planning process culminates in a review with leadership of key talent retention and promotion, as well as a review of our succession plans. Our performance management cycle seeks to ensure that employees have goals and development plans refreshed regularly and performance review conversations are held between managers and their direct reports throughout the annual performance period.
We believe that employing individuals with different backgrounds and experiences helps meet the diverse needs of our stakeholders.
Employee Benefits
We offer comprehensive compensation and benefits packages to eligible employees including a 401k plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and certain family assistance programs.
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
We are subject to the uncertain effects of emerging and potential claims and coverage issues that arise as industry practices and legal, judicial, geopolitical, social, economic and other environmental conditions change. Further, the impact of social inflation continues to be significant and the trajectory of its future impact remains uncertain. Any imposition of significant tariffs by the U.S., as well as any related retaliatory tariffs, may result in considerable increases in certain costs that would increase the cost of claims. In addition, passage of reviver statutes that extend, or eliminate, the statute of limitations for the reporting of claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse, increase the uncertainty of the frequency of claims, and the impact of social inflation has, and may continue to, increase the severity of these claims. These issues, have had, and may continue to have, a negative effect on our business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of unforeseen emerging or potential claim and coverage issues are extremely difficult to predict and may be material.
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
Our future policy benefit reserves for long-term care policies are based on our best estimate actuarial assumptions, which are assessed quarterly and updated at least annually. Key actuarial assumptions include morbidity, persistency, anticipated future premium rate increases and expenses. The adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to increase reserves. The required increase in reserves is recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges have been and in the future could be substantial. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. Discount rates are subject to interest rate and market volatility. See the Life & Group Policyholder Reserves portion of Reserves - Estimates and Uncertainties section of MD&A in Item 7 for more information.
Morbidity and persistency experience can be volatile and may be negatively affected by many factors including policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.
A prolonged period during which investment returns remain at low levels could result in shortfalls in investment income on assets supporting our obligations under long-term care policies. This risk may be more significant for our long-term care products when the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, we may not receive regulatory approval for the level of premium rate increases we request. Any adverse deviation between the level of future premium rate increases approved and the level included in our reserving assumptions may require an increase to our reserves.
We are vulnerable to material losses from natural and man-made disasters.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. Exposure to cyber risk is increasing systematically due to greater digital dependence, which increases the potential for, and the potential losses due to, a catastrophic cyber event. Catastrophic cyber-attack scenarios are not bound by time or geographic limitations and cyber-related catastrophic perils don’t have well-established definitions or fundamental physical properties. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, its associated extreme weather events linked to rising temperatures and its effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, drought, hail and snow. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that climate change may be altering the frequency and/or severity of catastrophic weather events, such as hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires and floods.
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
We have experienced, and may continue to experience, claim submissions and litigation related to denial of claims based on policy coverage or the facts of the claim, in certain lines of business that are implicated by the COVID-19 pandemic and mitigating actions taken by our customers and governmental authorities in response to its spread. These lines include primarily commercial property related business interruption coverage, healthcare professional liability, management liability (directors and officers, employment practices and professional liability lines) and workers' compensation. We recorded significant losses during 2020, a portion of which remain classified as incurred but not reported (IBNR) reserves, in these areas and may experience continued losses, which could be material.
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
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by more traditional property and casualty claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2024 was $3.7 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the Loss Portfolio Transfer, we will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce our earnings.

We are exposed to, and may face adverse developments related to, mass tort claims that could arise from, among other things, our insureds’ sale or use of potentially harmful products or substances, changes to the social and legal environment, such as those related to abuse reviver statutes, issues related to altered interpretation of coverage and other new and emerging claim theories.
We face potential exposure to various types of existing, new and emerging mass tort claims, including those related to exposure to potentially harmful products or substances, such as glyphosate, lead paint, per- and polyfluoroalkyl substances (PFAS) and opioids, sexual abuse and molestation claims, claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes, including New York reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new and potentially more severe claim activity. For example, we have recorded, and may continue to record, increases in our mass tort reserves, driven substantially by abuse reviver statutes that have resulted in increased claims. Similar and continuing mass tort claim activity, including activity based on changing judicial interpretations and recent and proposed legislation, could have a material adverse effect on our business, results of operations and financial condition.
Strategic Risks
We face intense competition in our industry; we may be adversely affected by the cyclical nature of the property and casualty business and by the evolving landscape of our distribution network.
All aspects of the insurance industry are highly competitive and we must continuously allocate resources to refine and improve our insurance products and services to remain competitive. We compete with a large number of stock and mutual insurance companies and other entities, some of which may be larger or have greater financial or other resources than we do, for both distributors and customers. This includes agents, brokers and managing general underwriters who may increasingly compete with us, including as a result of markets continuing to provide them with direct access to providers of capital seeking exposure to insurance risk. Insurers compete on the basis of many factors, including products, price, services, ratings and financial strength. The competitor landscape has evolved substantially in recent years, with significant consolidation and new market entrants, such as insurtech firms, resulting in increased pressures on our ability to remain competitive, particularly in obtaining pricing that is both attractive to our customer base and risk-appropriate to us.
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
We market our insurance products worldwide primarily through independent insurance agents, insurance brokers, and managing general underwriters who also promote and distribute the products of our competitors, and in certain cases their own products. Any change in our relationships with our distribution network agents, brokers or managing general underwriters, including as a result of consolidation or their increased promotion and distribution of our competitors' or their own products, could adversely affect our ability to sell our products. As a result, our business volume and results of operations could be materially adversely impacted.
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
Technological changes in the way insurance transactions are completed in the marketplace, and our ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing or may begin utilizing "big data" analytics or artificial intelligence to make underwriting or other decisions that impact product design and pricing. If such utilization is more effective than how we use our data and information, we will be at a competitive disadvantage. There can be no assurance that we will continue to compete effectively with our industry peers due to technological changes; accordingly, this may have a material adverse effect on our business, results of operations and financial condition.
In addition, agents and brokers, technology companies, or other third parties may create alternate distribution channels for commercial business that may adversely impact product differentiation and pricing. For example, they may create a digitally enabled distribution channel that may adversely impact our competitive position. Our efforts or the efforts of agents and brokers with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize greater levels of data and technology, including artificial intelligence, could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume and/or profitability of business generated from these sources.
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
Loews beneficially owned approximately 92% of our outstanding shares of common stock as of December 31, 2024, and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, and as of January 1, 2025 three officers of Loews, including the CEO of Loews (who is also a director of Loews), along with one additional director of Loews (who is also the Chairman of the Board of Loews) and one director emeritus of Loews, serve on our Board of Directors. We have also entered into services agreements and a registration rights agreement with Loews, and we may in the future enter into other agreements with Loews. It is possible that potential conflicts of interest could arise in the future for our directors who are also officers and/or directors of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise.

Financial Risks
We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tax policies, interest rates, domestic and international geopolitical issues and many other factors. Any imposition of significant tariffs by the U.S., as well as any related retaliatory tariffs, may adversely impact the general economy and the financial markets, and adversely affect the valuation of our investments. Changes in financial markets, including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond our control can adversely affect the value of our investments, the realization of investment income and the rate at which we discount certain liabilities. Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of our investment portfolio that is carried at fair value in our financial statements is not reflective of the prices at which actual transactions could occur.
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
Any significant interruption in the operation of our business functions, facilities or systems or our vendors' facilities or systems could result in a materially adverse effect on our operations.
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, through our employees or vendor relationships and using our and their facilities and systems, necessary business functions, such as providing internet support and 24-hour call centers, processing new and renewal business, providing customer service, processing and paying claims and other obligations and issuing financial statements.
Our, or our vendors', facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber-attacks, riots, hazardous material releases, medical epidemics or pandemics, utility outages, interruptions of data processing and storage systems or unavailability of communications facilities or systems. An interruption in our system availability occurred in March 2021 as a result of a cybersecurity attack we sustained. Please refer to the immediately following risk factor for further information regarding this incident. Likewise, we could experience a significant failure, interruption or corruption of one or more of our or our vendors' information technology, telecommunications, or other systems for various reasons, including significant failures or interruptions that might occur as existing systems are replaced or upgraded. The shut-down or unavailability of one or more of our or our vendors’ systems or facilities for these or any other reasons could significantly impair our ability to perform critical business functions in a timely basis.
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
Any significant breach in our data security infrastructure or our vendors’ facilities or systems could disrupt business, cause financial losses and damage our reputation, and insurance coverage may not be available for claims related to a breach.
A significant breach of our data security infrastructure may result from actions by our employees, vendors, third-party administrators, or unknown third parties or through cyber-attacks. The risk of a breach can exist whether software services are in our or third party administered data centers or are cloud-based software services. The sophistication of cybersecurity threats continues to escalate, and the measures we take to mitigate the risk of cyber incidents and to safeguard our systems and data may be insufficient. Further, the increasing use of artificial intelligence, both within our systems to achieve operational efficiencies and within threat actors’ attack strategies, may further expose our systems to the risk of cyber-attacks. Breaches have occurred, and may occur again, in our systems and in the systems of our vendors and third-party administrators, both current and former, in that past vendors and third-party administrators may still retain certain confidential and sensitive information in their systems. During the third quarter of 2024, we were notified of a data breach resulting from a ransomware attack that impacted a former vendor. This incident resulted in required breach notifications to our impacted long term care policyholders, with such notifications made by the subject vendor. In the same quarter, we were notified of a data breach resulting from a ransomware attack that impacted a current vendor. This incident resulted in required breach notifications to impacted individuals, which included insurance claimants and their representatives, with such notifications made by the subject vendor.
Breaches could affect our data framework or cause a failure to protect the personal information of our customers, claimants or employees, or sensitive and confidential information regarding our business or policyholders and may result in operational impairments and financial losses, significant harm to our reputation and the loss of business with existing or potential customers. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. While we do not believe such breaches that have occurred and resultant actions will have a material adverse effect on our business, these or similar incidents, or any other such breach of our or our vendors’ data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.
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
The risks relating to future breaches in our, or our vendors', data security infrastructure or systems, including in connection with cyber incidents, could have a material adverse effect on our business, results of operations or financial condition or may result in significant operational impairments and financial losses, as well as significant harm to our reputation.
Inability to detect and prevent significant employee or third-party service provider misconduct, inadvertent errors and omissions, or exposure relating to functions performed on our behalf could result in a materially adverse effect on our business, results of operations and financial condition.
We may incur losses which arise from employees or third-party service providers engaging in intentional, negligent or inadvertent misconduct, fraud, errors and omissions, failure to comply with internal guidelines, including with respect to underwriting authority, or failure to comply with regulatory requirements. Our or our third-party service providers' controls may not be able to detect all possible circumstances of such noncompliant activity and the internal structures in place to prevent this activity may not be effective in all cases. Any losses relating to such non-compliant activity could materially adversely affect our business, results of operations and financial condition.
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
In the event that one or more of our vendors suffers a bankruptcy, is sold to another entity, sustains a significant business interruption or otherwise becomes unable to continue to provide products or services at the requisite level, we may be adversely affected. We may suffer operational impairments and financial losses associated with failure by vendors to properly perform service functions, transferring business to a new vendor, assisting a vendor with rectifying operational difficulties or assuming previously outsourced operations ourselves. Our inability to provide for appropriate servicing if a vendor becomes unable to fulfill its contractual obligations to us, either through transitioning to another service provider temporarily or permanently or assuming servicing internally, may have a materially adverse effect on our business, results of operations and financial condition.
We are subject to capital adequacy requirements and, if we are unable to maintain or raise sufficient capital to meet these requirements, regulatory agencies may restrict or prohibit us from operating our business.
Insurance companies such as ours are subject to capital adequacy standards set by regulators to help identify companies that merit further regulatory attention. In the U.S., these standards apply specified risk factors to various asset, premium and reserve components of our legal entity statutory basis of accounting financial statements. For IAIGs, such as CNA, the standards also seek to quantify risk across the insurance group in order to assess group capital. Current rules, including those promulgated by insurance regulators and specialized markets, such as Lloyd's, require companies to maintain statutory capital and surplus at a specified minimum level determined using the applicable jurisdiction's regulatory capital adequacy formula. If we do not meet these minimum requirements, we may be restricted or prohibited from operating our business in the applicable jurisdictions and specialized markets. If we are required to record a material charge against earnings in connection with a change in estimated insurance reserves, or the occurrence of a catastrophic event or otherwise, or if we incur significant losses related to our investment portfolio, which severely deteriorates our capital position, we may violate these minimum capital adequacy requirements unless we are able to raise sufficient additional capital. We may be limited in our ability to raise significant amounts of capital on favorable terms or at all.
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
Ratings are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries, as well as our public debt, are rated by rating agencies, including, A.M. Best Company (A.M. Best), Moody's Investors Service, Inc. (Moody's), Standard & Poor's (S&P) and Fitch Ratings, Inc. (Fitch). Ratings reflect the rating agency's opinions of an insurance company's or insurance holding company's financial strength, capital adequacy, enterprise risk management practices, operating performance, strategic position and ability to meet its obligations to policyholders and debt holders, and may also reflect opinions on other areas such as information security and climate risk.
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
These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations are being introduced, or are being considered, in the areas of artificial intelligence, information security and climate change, which may also affect our business. We also are subject to numerous regulations governing the protection of personal and confidential information of our customers and employees, including medical records, credit card data and financial information. These laws and regulations, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape), are increasing in complexity and number, change frequently, sometimes conflict, and could expose us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Regulators at the federal, state and international level have adopted or may adopt new regulations related to, among other matters, climate change and greenhouse emissions, and could impose new regulations requiring disclosure of underwriting or investment in certain industry sectors.
Regulatory powers also extend to premium rate regulations which require that rates not be excessive, inadequate or unfairly discriminatory. State jurisdictions ensure compliance with such regulations through market conduct exams, which may result in losses to the extent non-compliance is ascertained, either as a result of failure to document transactions properly, failure to comply with internal guidelines or otherwise. The jurisdictions in which we do business may also require us to provide coverage to persons whom we would not otherwise consider eligible or restrict us from withdrawing from unprofitable lines of business or unprofitable market areas. Each jurisdiction dictates the types of insurance and the level of coverage that must be provided to such involuntary risks. Our share of these involuntary risks is mandatory and generally a function of our respective share of the voluntary market by line of insurance in each jurisdiction.

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
At the senior management level, our Global Chief Security Officer (CSO) oversees CNA’s information security and data privacy programs and is responsible for establishing and implementing the security strategy alongside the Chief Information Officer (CIO), to whom the CSO reports directly. The CIO serves on the Enterprise Risk Committee, which is chaired by the CRRO.
The CSO leads the Information Security group within Information Technology, which manages the controls designed to identify, detect, protect against, respond to and recover from cybersecurity threats and cybersecurity incidents. This group includes a cybersecurity operations team that is responsible for information technology security monitoring and incident response activities, the latter covering the response coordination to cyber-attacks under the leadership and pursuant to the direction of the CSO. The Company engages in a continuous risk monitoring process that seeks to identify the likelihood and impact of internal and external threats to our information security systems and data, and assesses the sufficiency of the controls in place to mitigate these threats to acceptable levels on a risk-based basis. The CSO and CIO together lead efforts to design, implement and operate controls deemed necessary, commensurate with the materiality and criticality of identified risks and the sensitivity of the information assets and systems used throughout the organization. Our current CSO has a bachelor’s degree in Computer Information Systems and a master’s degree in Cybersecurity, and has over 20 years of experience building and executing information and cybersecurity strategies. Prior to joining CNA, our CIO served in a variety of roles at another major U.S. insurance company, both in business and technology, and has over 20 years of experience working with major U.S. Property & Casualty insurers.
Threats of security incidents and the impact of actual security incidents are initially assessed and managed by the CSO and CIO as described above. CNA has further implemented response plans that provide the basis for appropriate response to an unauthorized occurrence from a technical perspective, as well as from disclosure and regulatory perspectives.
These response plans also set forth the processes for internal reporting of a substantive unauthorized occurrence. The CSO reports such matters to the CIO and CCO, who is responsible for convening a team of cross-enterprise leaders to ensure comprehensive responsiveness to an occurrence. This group also analyzes unauthorized occurrences affecting CNA's or third parties’ IT systems or sensitive information, and directs the activities of CNA in responding to such incidents.

In addition, the group, under the leadership of the CCO, undertakes the appropriate internal notifications of any such occurrence, and responsive activities, to the General Counsel, Chief Executive Officer, Chief Financial Officer and Board of Directors, with executive management involvement in the same to the extent appropriate in the context of the nature of such occurrence.
To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company. Please refer to “Any significant interruption in the operation of our business functions, facilities or systems or our vendors' facilities or systems could result in a materially adverse effect on our operations“ and “Any significant breach in our data security infrastructure or our vendors’ facilities or systems could disrupt business, cause financial losses and damage our reputation, and insurance coverage may not be available for claims related to a breach” under Item 1A Risk Factors.
ITEM 2. PROPERTIES
We lease our principal executive offices in Chicago, Illinois, as well as other offices throughout the U.S, including in New York.  We also lease offices in Canada, the U.K., Belgium, Denmark, France, Germany, Italy, Luxembourg and the Netherlands, primarily for branch and insurance business operations in those locations.
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
As of February 7, 2025, we had 270,861,659 shares of common stock outstanding and approximately 92% of our outstanding common stock was owned by Loews. We had 730 stockholders of record as of February 7, 2025 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases of our common stock were made in the three months ended December 31, 2024.
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2020, and that dividends, if any, were reinvested in the stock or index.

Company / Index	Base Period	2020	2021	2022	2023	2024
CNA Financial Corporation	$100.00	$94.61	$112.59	$116.86	$125.18	$155.21
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Property & Casualty Insurance Index	100.00	106.96	127.58	151.65	168.05	227.67

250
225
200
175
150
125
100
75
50
Returns
Base Period
2020
2021
2022
2023
2024
CNA Financial Corporation
S&P 500 Index
S&P 500 Property & Casualty Insurance Index

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2023 Compared with 2022
This section of this Form 10-K generally discusses 2024 and 2023 results and year-to-year comparisons between 2024 and 2023. A discussion of changes in our results of operations from 2023 to 2022 has been omitted from this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 6, 2024.
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
Insurance Reserves
Insurance reserves are established for both short and long-duration insurance contracts. Short-duration contracts are primarily related to property and casualty insurance policies where the reserving process is based on actuarial estimates of the amount of loss, including amounts for known and unknown claims. Long-duration contracts are primarily related to long-term care policies and the reserves are recorded as Future policy benefits reserves as discussed below. The reserve for unearned premiums represents the portion of premiums written related to the unexpired terms of coverage. If our recorded reserves are insufficient to cover our estimated ultimate unpaid liability, we may need to increase our insurance reserves. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
Long-Term Care Reserves
Future policy benefits reserves for our long-term care policies are based on certain actuarial assumptions, including morbidity, persistency, anticipated future premium rate increases and expenses. The adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to increase reserves. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. In addition, we may not receive regulatory approval for the level of premium rate increases we request. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
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
The areas for which we believe a significant deviation to our net reserves is reasonably possible are (i) professional liability, management liability (including medical professional liability) and surety products; (ii) workers' compensation; (iii) general liability, and (iv) commercial auto liability.
Professional liability, management liability and surety products include US professional liability coverages provided to various professional firms, including architects, real estate agents, small and mid-sized accounting firms, law firms and other professional firms. They also include directors and officers (D&O), errors and omissions (E&O), employment practices, fiduciary, fidelity, cyber and surety coverages, and medical liability. The most significant factor affecting reserve estimates for these liability coverages is claim severity. Claim severity is driven by the cost of medical care, the cost of wage replacement, legal fees, judicial decisions, legislative changes and other factors. Underwriting and claim handling decisions, such as the classes of business written and individual claim settlement decisions, can also affect claim severity. If the estimated claim severity increases by 9%, we estimate that net reserves would increase by approximately $500 million. If the estimated claim severity decreases by 3%, we estimate that net reserves would decrease by approximately $150 million. Our net reserves for these products were approximately $5.8 billion as of December 31, 2024.
For workers' compensation, since many years will pass from the time the business is written until all claim payments have been made, the most significant factor affecting workers' compensation reserve estimates is claim cost inflation on claim payments. Workers' compensation claim cost inflation is driven by the cost of medical care, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. If estimated workers' compensation claim cost inflation increases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would increase by approximately $250 million. If estimated workers' compensation claim cost inflation decreases by 100 basis points for the entire period over which claim payments will be made, we estimate that our net reserves would decrease by approximately $250 million. Our net reserves for workers' compensation were approximately $3.5 billion as of December 31, 2024.
For general liability, the most significant factor affecting reserve estimates is claim severity. Claim severity is driven by changes in the cost of repairing or replacing property, the cost of medical care, the cost of wage replacement, judicial decisions, legislation and other factors. If the estimated claim severity for general liability increases by 6%, we estimate that our net reserves would increase by approximately $300 million. If the estimated claim severity for general liability decreases by 3%, we estimate that our net reserves would decrease by approximately $150 million. Our net reserves for general liability were approximately $4.9 billion as of December 31, 2024.

Commercial auto liability is also considered long-tail; however, both the frequency of claims and severity of loss assumptions for the latest few accident years are significantly influenced by social inflation, economic inflation, driving habits and attorney involvement. If these trends accelerate beyond expectations, there may be significant deviation in our net reserves. If the estimated auto liability claim severity were to increase 5% and frequency were to increase 1% on the three most recent accident years, we estimate that our net reserves would increase by approximately $90 million. Our net reserves for commercial auto were approximately $1.2 billion as of December 31, 2024.
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
We maintain future policy benefit reserves for our long-term care policies. Future policy benefit reserves for long-term care policies relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. In developing the future policy benefit reserves, our actuaries perform a reserve review on an annual basis. During the annual review, historical policyholder morbidity, persistency, anticipated future premium rate increases and expense experience is reviewed and compared to the current best estimate actuarial assumption set for potential revision. On a quarterly basis, our actuaries perform experience studies that monitor the appropriateness of best estimate actuarial assumptions against emerging experience to assess whether any updates to those assumptions are warranted. The determination of these reserves requires management to make estimates and assumptions about expected policyholder experience over the remaining life of the policies. Since policies may be in force for several decades, these assumptions are subject to significant estimation risk. Future policy benefit reserves are discounted as discussed in Note A to the Consolidated Financial Statements included under Item 8.
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
The actuarial assumptions related to future policy benefit reserves for long-term care policies that management believes are subject to the most variability are morbidity, persistency and anticipated future premium rate increases. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, our long-

term care reserves may be subject to material increases if actual experience develops adversely to our expectations.
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
As part of the annual reserve review, statutory long-term care reserve adequacy is evaluated via premium deficiency testing, by comparing carried statutory reserves with our best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2024, statutory long-term care margin increased to $1.4 billion from $1.3 billion, primarily driven by a more favorable interest rate environment resulting in a higher yielding investment portfolio.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We reported catastrophe losses, net of reinsurance, of $358 million and $236 million for the years ended December 31, 2024 and 2023. Catastrophe losses for the years ended December 31, 2024 and 2023 were driven by severe weather related events, including $71 million for Hurricane Helene and $33 million for Hurricane Milton in 2024.
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
The following discussion summarizes our most significant catastrophe reinsurance coverage at January 1, 2025.
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
Group Workers' Compensation Treaty
We also purchased corporate Workers' Compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2025 to January 1, 2026 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our per occurrence retention of $25 million. The treaty also provides $775 million of coverage for the accumulation of covered losses related to terrorism events above our per occurrence retention of $25 million. Of the $775 million in terrorism coverage, $200 million is provided for nuclear, biological chemical and radiation events. All layers of the treaty provide for one full reinstatement.
Terrorism Risk Insurance Program Reauthorization Act of 2019
Our principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiological attacks, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security for losses that exceed a threshold of $200 million industry-wide for the calendar year 2025. Under the current provisions of the program, in 2025, the federal government will reimburse 80% of our covered losses in excess of our applicable deductible up to a total industry program cap of $100 billion. Our deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2024 earned premiums, our estimated deductible under the program is $1.2 billion for 2025. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

Years ended December 31
(In millions)	2024	2023
Operating Revenues
Net earned premiums	$10,211	$9,480
Net investment income	2,497	2,264
Non-insurance warranty revenue	1,609	1,624
Other revenues	34	30
Total operating revenues	14,351	13,398
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement loss of $125 and $88)	7,704	7,039
Policyholders' dividends	34	29
Amortization of deferred acquisition costs	1,798	1,644
Non-insurance warranty expense	1,547	1,544
Insurance related administrative expenses	1,275	1,251
Interest expense	133	127
Other expenses	197	147
Total claims, benefits and expenses	12,688	11,781
Income tax expense on core income	(347)	(333)
Core income	1,316	1,284
Net investment losses	(81)	(99)
Income tax benefit on net investment losses	17	20
Net investment losses, after tax	(64)	(79)
Pension settlement transaction losses	(371)	—
Income tax benefit on pension settlement transaction losses	78	—
Pension settlement transaction losses, after tax	(293)	—
Net income	$959	$1,205
2024 Compared with 2023
Net income was $959 million for 2024, which includes a $293 million after-tax loss from pension settlement transactions, as compared with $1,205 million for 2023. Pension settlement transactions are further discussed in Note J to the Consolidated Financial Statements included under Item 8. Core income increased $32 million in 2024 as compared with 2023. Core income for our Property & Casualty Operations increased $44 million driven by higher net investment income and improved underlying underwriting results partially offset by higher catastrophe losses and an unfavorable impact from changes in foreign currency exchange rates. Core loss for our Life & Group segment decreased $25 million, while core loss for our Corporate & Other segment increased $37 million.
Catastrophe losses were $358 million and $236 million for 2024 and 2023, primarily driven by severe weather related events, including $71 million for Hurricane Helene and $33 million for Hurricane Milton in 2024. Unfavorable net prior year loss reserve development of $48 million was recorded in each of 2024 and 2023 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

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
We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses and gains or losses resulting from pension settlement transactions. Net investment gains or losses are excluded from the calculation of core income (loss) because they are generally driven by economic factors that are not necessarily reflective of our primary operations. The calculation of core income (loss) excludes gains or losses resulting from pension settlement transactions as they result from decisions regarding our defined benefit pension plans which are unrelated to our primary operations. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate our primary operations. See further discussion regarding how we manage our business in Note P to the Consolidated Financial Statements included under Item 8. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please see below and Note P to the Consolidated Financial Statements included under Item 8.
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represents net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss ratio, the expense ratio and the dividend ratio. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate our underwriting performance since they remove the impact of catastrophe losses which are unpredictable as to timing and amount, and development-related items as they are not indicative of our current year underwriting performance.
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
We use underwriting gain (loss) and underlying underwriting gain (loss), calculated using GAAP financial results, to monitor our insurance operations. Underwriting gain (loss) is deemed to be a non-GAAP financial measure and is calculated pretax as net earned premiums less total insurance expenses, which includes insurance claims and policyholders' benefits, amortization of deferred acquisition costs and insurance related administrative expenses. Net income (loss) is the most directly comparable GAAP measure. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from our underwriting activities, which are managed separately from our investing activities. Underlying underwriting gain (loss) is also deemed to be a non-GAAP financial measure, and represents pretax underwriting gain (loss) excluding catastrophe losses and development-related items. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from our underwriting activities, excluding the impact of catastrophe losses, which are unpredictable as to timing and amount, and development-related items as they are not indicative of our current year underwriting performance.
The following tables present a reconciliation of net income to underwriting gain (loss) and underlying underwriting gain (loss):

Year ended December 31, 2024	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income (loss)	$663	$658	$153	$1,474
Net investment losses (gains), after tax	31	44	—	75
Core income (loss)	$694	$702	$153	$1,549
Less:
Net investment income	626	733	131	1,490
Non-insurance warranty revenue (expense)	62	—	—	62
Other revenue (expense), including interest expense	(53)	(14)	(10)	(77)
Income tax (expense) benefit on core income (loss)	(190)	(188)	(44)	(422)
Underwriting gain (loss)	249	171	76	496
Effect of catastrophe losses	—	318	40	358
Effect of favorable development-related items	(8)	—	(6)	(14)
Underlying underwriting gain	$241	$489	$110	$840

Year ended December 31, 2023	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income (loss)	$666	$594	$147	$1,407
Net investment losses (gains), after tax	42	58	(2)	98
Core income (loss)	$708	$652	$145	$1,505
Less:
Net investment income	558	645	103	1,306
Non-insurance warranty revenue (expense)	80	—	—	80
Other revenue (expense), including interest expense	(52)	(1)	4	(49)
Income tax (expense) benefit on core income (loss)	(195)	(174)	(48)	(417)
Underwriting gain (loss)	317	182	86	585
Effect of catastrophe losses	—	207	29	236
Effect of (favorable) unfavorable development-related items	(12)	(4)	13	(3)
Underlying underwriting gain	$305	$385	$128	$818

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

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023
Gross written premiums	$6,932	$7,113
Gross written premiums excluding third-party captives	3,895	3,800
Net written premiums	3,445	3,329
Net earned premiums	3,361	3,307
Underwriting gain	249	317
Net investment income	626	558
Core income	694	708

Other performance metrics:
Loss ratio	59.5%	58.2%
Expense ratio	32.8	32.0
Dividend ratio	0.3	0.2
Combined ratio	92.6%	90.4%
Less: Effect of catastrophe impacts	—	—
Less: Effect of favorable development-related items	(0.3)	(0.3)
Underlying combined ratio	92.9%	90.7%
Underlying loss ratio	59.8%	58.5%

Rate	1%	—%
Renewal premium change	2	1
Retention	89	88
New business	$462	$481
2024 Compared with 2023
Gross written premiums, excluding third-party captives, for Specialty increased $95 million in 2024 as compared with 2023 driven by retention and favorable renewal premium change. Net written premiums for Specialty increased $116 million in 2024 as compared with 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $14 million in 2024 as compared with 2023 primarily due to lower underlying underwriting results and higher claim costs in our non-insurance auto warranty business partially offset by higher net investment income.
The combined ratio of 92.6% increased 2.2 points in 2024 as compared with 2023 primarily due to a 1.3 point increase in the loss ratio and a 0.8 point increase in the expense ratio. The increase in the loss ratio was primarily due to an increase in the underlying loss ratio, primarily driven by continued pricing pressure in management liability lines over the last several quarters. The increase in the expense ratio was driven by lower net earned premium growth. There were no catastrophe losses for 2024 and 2023.
Favorable net prior year loss reserve development of $9 million and $14 million was recorded in 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2024	2023
Gross case reserves	$2,023	$1,604
Gross IBNR reserves	5,403	5,527
Total gross carried claim and claim adjustment expense reserves	$7,426	$7,131
Net case reserves	$1,697	$1,392
Net IBNR reserves	4,282	4,524
Total net carried claim and claim adjustment expense reserves	$5,979	$5,916

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
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023
Gross written premiums	$6,964	$6,120
Gross written premiums excluding third-party captives	6,816	5,994
Net written premiums	5,469	4,880
Net earned premiums	5,158	4,547
Underwriting gain	171	182
Net investment income	733	645
Core income	702	652

Other performance metrics:
Loss ratio	68.3%	65.9%
Expense ratio	27.9	29.6
Dividend ratio	0.5	0.5
Combined ratio	96.7%	96.0%
Less: Effect of catastrophe impacts	6.2	4.5
Less: Effect of favorable development-related items	(0.1)	(0.1)
Underlying combined ratio	90.6%	91.6%
Underlying loss ratio	62.2%	61.5%

Rate	6%	7%
Renewal premium change	7	10
Retention	84	84
New business	$1,512	$1,297
2024 Compared with 2023
Gross written premiums for Commercial increased $844 million in 2024 as compared with 2023 driven by favorable renewal premium change, rate and higher new business. Net written premiums for Commercial increased $589 million in 2024 as compared with 2023. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $50 million in 2024 as compared with 2023, driven by improved underlying underwriting results and higher net investment income partially offset by higher catastrophe losses.
The combined ratio of 96.7% increased 0.7 points in 2024 as compared with 2023 due to a 2.4 point increase in the loss ratio partially offset by a 1.7 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses and an increase in the underlying loss ratio, driven by the continuation of elevated loss cost trends in commercial auto and mix of business. Catastrophe losses were $318 million, or 6.2 points of the loss ratio, for 2024, as compared with $207 million, or 4.5 points of the loss ratio, for 2023. The improvement in the expense ratio was primarily driven by higher net earned premiums.

Favorable net prior year loss reserve development of $16 million and $22 million was recorded in 2024 and 2023. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2024	2023
Gross case reserves	$3,690	$3,291
Gross IBNR reserves	7,646	6,812
Total gross carried claim and claim adjustment expense reserves	$11,336	$10,103
Net case reserves	$3,135	$2,878
Net IBNR reserves	6,804	6,143
Total net carried claim and claim adjustment expense reserves	$9,939	$9,021

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
Europe provides a diverse range of specialty and commercial insurance products with a focus on specific areas including the middle market, marine, healthcare, financial and professional services sectors in the U.K. and Continental Europe on both a domestic and cross-border basis.
Hardy operates through Lloyd’s Syndicate 382 underwriting energy, marine, property, casualty and specialty lines with risks located in many countries around the world. The capacity and results of the syndicate are 100% attributable to CNA.
The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2024	2023
Gross written premiums	$1,483	$1,485
Net written premiums	1,262	1,237
Net earned premiums	1,256	1,176
Underwriting gain	76	86
Net investment income	131	103
Core income	153	145

Other performance metrics:
Loss ratio	60.9%	61.4%
Expense ratio	33.1	31.2
Combined ratio	94.0%	92.6%
Less: Effect of catastrophe impacts	3.2	2.5
Less: Effect of (favorable) unfavorable development-related items	(0.4)	1.1
Underlying combined ratio	91.2%	89.0%
Underlying loss ratio	58.1%	57.8%

Rate	(1)%	3%
Renewal premium change	—	6
Retention	82	83
New business	$288	$302
2024 Compared with 2023
Gross written premiums for International decreased $2 million in 2024 as compared with 2023. Excluding the effect of foreign currency exchange rates, gross written premiums decreased $14 million driven by lower new business and rate. Net written premiums for International increased $25 million in 2024 as compared with 2023. Excluding the effect of foreign currency exchange rates, net written premiums increased $21 million as compared with 2023 driven by favorable adjustments on prior year reinsurance treaties, in the current year. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $8 million in 2024 as compared with 2023 driven by higher net investment income and favorable net prior year loss reserve development in the current year compared with unfavorable net prior year loss reserve development in the prior year, partially offset by lower underlying underwriting results and higher catastrophe losses.

The combined ratio of 94.0% increased 1.4 points in 2024 as compared with 2023 due to a 1.9 point increase in the expense ratio partially offset by a 0.5 point improvement in the loss ratio. The increase in the expense ratio was driven by higher employee related costs and a favorable reinsurance acquisition related catch-up adjustment recorded in the prior year, partially offset by higher net earned premiums. The improvement in the loss ratio was primarily driven by favorable net prior year loss reserve development partially offset by higher catastrophe losses. Catastrophe losses were $40 million, or 3.2 points of the loss ratio, for 2024, as compared with $29 million, or 2.5 points of the loss ratio, for 2023.
Favorable net prior year loss reserve development of $6 million was recorded in 2024 compared with unfavorable net prior year loss reserve development of $13 million recorded in 2023. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2024	2023
Gross case reserves	$876	$864
Gross IBNR reserves	2,044	1,845
Total gross carried claim and claim adjustment expense reserves	$2,920	$2,709
Net case reserves	$741	$708
Net IBNR reserves	1,675	1,568
Total net carried claim and claim adjustment expense reserves	$2,416	$2,276

Life & Group
The Life & Group segment includes our run-off long-term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long-term care policies were sold on both an individual and group basis.
The following table summarizes the results of operations for Life & Group.

Years ended December 31
(In millions)	2024	2023
Net earned premiums	$437	$451
Claims, benefits and expenses	1,429	1,436
Net investment income	940	896
Core loss	(23)	(48)
2024 Compared with 2023
Core loss decreased $25 million in 2024 as compared with 2023 primarily due to higher net investment income. Both years are inclusive of assumption updates as a result of the annual reserve review completed in the third quarter of each year.
The cash flow assumption updates from the annual reserve review for 2024 and 2023 resulted in a pretax increase in long-term care reserves of $15 million and $8 million.
The annual structured settlement reserve review resulted in a pretax reduction in claim reserves of $9 million and $6 million for 2024 and 2023.
The following tables summarize policyholder reserves for Life & Group.

December 31, 2024
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long-term care	$—	$13,158	$13,158
Structured settlement and other	541	—	541
Total	541	13,158	13,699
Ceded reserves	81	—	81
Total gross reserves	$622	$13,158	$13,780

December 31, 2023
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long-term care	$—	$13,959	$13,959
Structured settlement and other	582	—	582
Total	582	13,959	14,541
Ceded reserves	93	—	93
Total gross reserves	$675	$13,959	$14,634

Corporate & Other
Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including CNA Re, A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Years ended December 31
(In millions)	2024	2023
Net investment income	$67	$62
Insurance claims and policyholders' benefits	106	82
Interest expense	133	126
Core loss	(210)	(173)
2024 Compared with 2023
Core loss increased $37 million for 2024 as compared with 2023. The current year includes higher corporate expenses as a result of continued investments in technology and an unfavorable non-economic impact related to the A&EP LPT. The current year also includes a $62 million after-tax charge related to unfavorable net prior year loss reserve development for legacy mass tort claims compared with a $56 million after-tax charge for legacy mass tort claims in the prior year.
The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT resulted in an after-tax charge of $6 million in 2024 compared to an after-tax benefit of $6 million in 2023, both of which have no economic impact.
Included in 2024 results is $16 million of after-tax charges related to office consolidation compared with $19 million of after-tax charges in the prior year.
The A&EP LPT and net prior year loss reserve development is further discussed in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Corporate & Other.

December 31
(In millions)	2024	2023
Gross case reserves	$1,241	$1,353
Gross IBNR reserves	1,431	1,333
Total gross carried claim and claim adjustment expense reserves	$2,672	$2,686
Net case reserves	$120	$129
Net IBNR reserves	268	239
Total net carried claim and claim adjustment expense reserves	$388	$368

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Years ended December 31
(In millions)	2024	2023
Fixed income securities:
Taxable fixed income securities	$1,940	$1,798
Tax-exempt fixed income securities	144	178
Total fixed income securities	2,084	1,976
Limited partnership and common stock investments	320	202
Other, net of investment expense	93	86
Net investment income	$2,497	$2,264

Effective income yield for the fixed income securities portfolio	4.8%	4.7%
Limited partnership and common stock return	13.3%	9.4%
Net investment income increased $233 million in 2024 as compared with 2023 driven by favorable limited partnership and common stock returns, as well as higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Years ended December 31
(In millions)	2024	2023
Fixed maturity securities:
Corporate bonds and other	$(57)	$(57)
States, municipalities and political subdivisions	1	10
Asset-backed	(46)	(44)
Total fixed maturity securities	(102)	(91)
Non-redeemable preferred stock	21	4
Derivatives, short-term and other	—	(1)
Mortgage loans	—	(11)
Net investment losses	(81)	(99)
Income tax benefit on net investment losses	17	20
Net investment losses, after tax	$(64)	$(79)
Pretax net investment losses decreased $18 million for 2024 as compared with 2023 driven by the favorable change in fair value of non-redeemable preferred stock and lower net losses on disposals of fixed maturity securities, partially offset by higher impairment losses.
Further information on our investment gains and losses is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2024		2023
(In millions)	Estimated Fair Value	Net Unrealized Gains ( Losses)	Estimated Fair Value	Net Unrealized Gains ( Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$2,936	$(369)	$2,795	$(298)
AAA	3,010	(217)	2,727	(169)
AA	6,369	(567)	6,444	(420)
A	10,260	(379)	9,910	(223)
BBB	16,757	(729)	16,670	(744)
Non-investment grade	1,779	(64)	1,879	(119)
Total	$41,111	$(2,325)	$40,425	$(1,973)
As of December 31, 2024 and 2023, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of prefunded municipal bonds as of December 31, 2024 and 2023.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,567	$373
AAA	1,830	283
AA	4,257	730
A	6,340	582
BBB	11,548	980
Non-investment grade	796	92
Total	$27,338	$3,040
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$1,390	$16
Due after one year through five years	7,731	366
Due after five years through ten years	7,762	910
Due after ten years	10,455	1,748
Total	$27,338	$3,040

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

	December 31, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
Single asset, single borrower:
Office	$339	$(43)	$306	$(70)
Lodging	271	(8)	227	(23)
Retail	268	(10)	283	(28)
Multifamily	50	(1)	59	(3)
Industrial	42	(3)	93	(4)
Total single asset, single borrower	970	(65)	968	(128)
Conduits (multi property, multi borrower pools)	711	(66)	663	(95)
Total commercial mortgage-backed	$1,681	$(131)	$1,631	$(223)

	December 31, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
Commercial mortgage-backed:
AAA	$736	$(14)	$570	$(27)
AA	609	(60)	594	(95)
A	163	(20)	202	(30)
BBB	139	(20)	216	(45)
Non-investment grade	34	(17)	49	(26)
Total commercial mortgage-backed	$1,681	$(131)	$1,631	$(223)

The following tables present the estimated fair value and net unrealized gains (losses) of the REIT issuer exposure within our corporate and other bonds portfolio by property type and by ratings distribution.

	December 31, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
Retail	$478	$(18)	$515	$(25)
Office	239	(12)	250	(20)
Self-Storage	98	(5)	85	(6)
Industrial	93	(3)	99	(1)
Other (1)	387	(10)	367	(16)
Total corporate and other bonds - REITs	$1,295	$(48)	$1,316	$(68)
(1) Other includes a diversified mix of property type strategies including healthcare and apartments.

	December 31, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
Corporate and other bonds - REITs:
AA	$6	$—	$10	$—
A	310	(6)	285	(3)
BBB	942	(40)	994	(64)
Non-investment grade	37	(2)	27	(1)
Total corporate and other bonds - REITs	$1,295	$(48)	$1,316	$(68)
Mortgage loans are commercial in nature and are carried at unpaid principal balance, net of unamortized fees and an allowance for expected credit losses. The allowance for expected credit losses is developed by assessing the credit quality of pools of mortgage loans in good standing using debt service coverage ratios (DSCR) and loan-to-value ratios (LTV). This assessment utilizes historical credit loss experience adjusted to reflect current conditions and reasonable and supportable forecasts. As of December 31, 2024 and 2023 the allowance for expected credit losses on our mortgage portfolio was $35 million, or 3.3% of our amortized cost basis.
The following table presents the amortized cost basis of mortgage loans by property type.

	December 31, 2024		December 31, 2023
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Mortgage loans:
Retail	$527	50%	$520	48%
Office	239	22%	245	23%
Industrial	123	12%	124	12%
Other	165	16%	181	17%
Total mortgage loans	1,054	100%	1,070	100%
Less: Allowance for expected credit losses	(35)		(35)
Total mortgage loans - net of allowance	$1,019		$1,035

In addition to our mortgage loan portfolio, we invest in securitized credit tenant loans and ground lease financings that are classified as fixed maturity securities and are largely investment grade quality. As of December 31, 2024 and 2023, these holdings had an estimated fair value of $471 million and $479 million, and net unrealized losses of $118 million and $87 million.
We own other fixed maturity securities which have exposure to cell towers, data centers and other collateral types that could be viewed as having real estate characteristics. We view these securities to have risks more akin to operating enterprises that do not share the same risks as the broader commercial real estate market. Additionally, we do not have significant real estate exposure through our limited partnership portfolio.

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

December 31	2024		2023
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$14,915	9.8	$15,137	10.2
Property & Casualty and Corporate & Other	28,779	4.3	27,981	4.5
Total	$43,694	6.2	$43,118	6.5
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
For 2024, net cash provided by operating activities was $2,571 million as compared with $2,285 million for 2023. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher earnings from fixed income securities, partially offset by an increase in net claim payments and higher operating expenses.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For 2024, net cash used by investing activities was $1,317 million as compared with $1,843 million for 2023. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For 2024, net cash used by financing activities was $1,117 million as compared with $577 million for 2023. Financing activities for the periods presented include:
•In 2024, we issued $500 million of 5.125% notes due February 15, 2034 and repaid the $550 million outstanding aggregate principal balance of our 3.95% senior notes which came due May 15, 2024.
•In 2024, we paid dividends of $1,025 million and repurchased 450,000 shares of our common stock at an aggregate cost of $20 million.
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
CCC paid dividends of $995 million and $1,055 million to CNAF during 2024 and 2023.
We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Common Stock Dividends
Cash dividends of $3.76 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid in 2024. On February 7, 2025, our Board of Directors declared a quarterly cash dividend of $0.46 per share and a special cash dividend of $2.00 per share, payable March 13, 2025 to stockholders of record on February 24, 2025. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2024
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$3,712	$123	$1,211	$656	$1,722
Lease obligations (2)	293	43	67	59	124
Claim and claim adjustment expense reserves (3)	25,524	5,737	6,977	3,944	8,866
Future policy benefit reserves (4)	27,028	801	1,570	1,738	22,919
Total (5)	$56,557	$6,704	$9,825	$6,397	$33,631
(1)    Includes estimated future interest payments.
(2)    The lease obligations reflected above are not discounted and include additional operating lease commitments that have not yet commenced.
(3)    The Claim and claim adjustment expense reserves reflected above are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2024. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(4)    The Future policy benefit reserves reflected above are not discounted, include maintenance costs, represent our estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums, and are based on our assessment of facts and circumstances known as of December 31, 2024. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(5)    Does not include investment commitments of approximately $1,660 million related to future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities.
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

December 31, 2024	Insurer Financial Strength Ratings	Senior Debt Ratings
A.M. Best	A	bbb+
Moody's	A2	Baa2
S&P	A+	A-
Fitch	A+	BBB+
A.M. Best and Moody’s maintain positive outlooks across the Company's Insurer Financial Strength and Senior Debt Ratings. A.M. Best revised its outlook on the Company's ratings to positive from stable in December 2024. Moody's revised its outlook on the Company's ratings to positive from stable in November 2024. S&P and Fitch maintain stable outlooks across the Company’s Insurer Financial Strength and Senior Debt Ratings.
CNA Insurance Company Limited and CNA Insurance Company (Europe) S.A. are included within S&P’s Insurer Financial Strength Rating for the Company. Syndicate 382 benefits from the Insurer Financial Strength Rating of Lloyd’s, which is rated AA- by S&P with a stable outlook and A+ by A.M. Best with a stable outlook.

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
Company-Specific Factors
•the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates and the Reserves - Estimates and Uncertainties sections of this report, including the sufficiency of the reserves and the possibility of future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;
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
Industry and General Market Factors
•general economic and business conditions, including recessionary conditions that may decrease the size and number of our insurance customers and create losses in our lines of business, and inflationary pressures (including with respect to the imposition of significant tariffs and any related retaliatory tariffs) on medical care costs, construction costs and other economic sectors;
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
•conditions in the capital and credit markets, including uncertainty and instability in these markets, as well as the overall economy (including with respect to the imposition of significant tariffs and any related retaliatory tariffs), and their impact on the returns, types, liquidity and valuation of our investments;

•conditions in the capital and credit markets that may limit our ability to raise significant amounts of capital on favorable terms or at all; and
•the possibility of changes in our ratings by ratings agencies, including the inability to access certain markets or distribution channels and the required collateralization of future payment obligations as a result of such changes, and changes in rating agency policies and practices.
Regulatory, Legal and Operational Factors
•regulatory and legal initiatives and compliance with governmental regulations and other legal requirements, which are increasing in complexity and number, change frequently, sometimes conflict, and could expose us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape), or utilization of artificial intelligence, legal inquiries by state authorities, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, including those revising applicability of statutes of limitations, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;
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
•the occurrence of epidemics and pandemics; and
•mass tort claims, including those related to exposure to potentially harmful products or substances such as glyphosate, lead paint, per- and polyfluoroalkyl substances (PFAS) and opioids, sexual abuse and molestation claims and claims arising from changes that repeal or weaken tort reforms.
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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2024 and 2023 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2024 and 2023, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2024 and 2023, with all other variables held constant. Our common stock holdings, which are included in equity securities, were assumed to be highly and positively correlated with the S&P 500 index. For our limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of our portfolio and indices with similar strategies relative to the S&P 500.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2024 and 2023 due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2024		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$41,111	$(2,684)	$(326)	$—
Equity securities	659	(15)	—	(18)
Limited partnership investments	2,520	—	(1)	(101)
Other invested assets	85	—	(8)	—
Mortgage loans (1)	987	(30)	—	—
Short-term investments	2,088	(1)	(23)	—
Total assets	47,450	(2,730)	(358)	(119)
Derivative financial instruments, included in Other liabilities	—	—	—	—
Total	$47,450	$(2,730)	$(358)	$(119)
Short-term debt (2)	$—	$—	$—	$—
Long-term debt (2)	2,885	(125)	—	—
Total debt	$2,885	$(125)	$—	$—

December 31, 2023		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$40,425	$(2,779)	$(319)	$—
Equity securities	683	(14)	—	(19)
Limited partnership investments	2,174	—	(1)	(87)
Other invested assets	80	—	(7)	—
Mortgage loans (1)	997	(34)	—	—
Short-term investments	2,165	(2)	(19)	—
Total assets	46,524	(2,829)	(346)	(106)
Derivative financial instruments, included in Other liabilities	(1)	—	1	—
Total	$46,523	$(2,829)	$(345)	$(106)
Short-term debt (2)	$546	$(2)	$—	$—
Long-term debt (2)	2,385	(110)	—	—
Total debt	$2,931	$(112)	$—	$—
(1) Reported at amortized value, less allowance for credit loss, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(2)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2024 and 2023 due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2024		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$41,111	$(4,024)	$(651)	$—
Equity securities	659	(23)	—	(45)
Limited partnership investments	2,520	—	(2)	(252)
Other invested assets	85	—	(16)	—
Mortgage loans (1)	987	(45)	—	—
Short-term investments	2,088	(2)	(45)	—
Total assets	47,450	(4,094)	(714)	(297)
Derivative financial instruments, included in Other liabilities	—	—	—	—
Total	$47,450	$(4,094)	$(714)	$(297)
Short-term debt (2)	$—	$—	$—	$—
Long-term debt (2)	2,885	(188)	—	—
Total debt	$2,885	$(188)	$—	$—

December 31, 2023		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$40,425	$(4,166)	$(638)	$—
Equity securities	683	(22)	—	(48)
Limited partnership investments	2,174	—	(1)	(217)
Other invested assets	80	—	(15)	—
Mortgage loans (1)	997	(51)	—	—
Short-term investments	2,165	(4)	(38)	—
Total assets	46,524	(4,243)	(692)	(265)
Derivative financial instruments, included in Other liabilities	(1)	—	3	—
Total	$46,523	$(4,243)	$(689)	$(265)
Short-term debt (2)	$546	$(3)	$—	$—
Long-term debt (2)	2,385	(165)	—	—
Total debt	$2,931	$(168)	$—	$—
(1) Reported at amortized value, less allowance for credit loss, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(2)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
Changes in discount rates used to measure our liability for future policyholder benefits (LFPB) would reduce the impact of the decrease in Fixed maturity securities within Other comprehensive income. The carrying value of the LFPB was $13.2 billion and $14.0 billion as of December 31, 2024 and 2023. The estimated decrease in the carrying value of the LFPB as of December 31, 2024 and 2023 due to an increase in yield rates of 100 basis points was $1.3 billion and $1.5 billion. The estimated decrease in the carrying value of the LFPB as of December 31, 2024 and 2023 due to an increase in yield rates of 150 basis points was $1.8 billion and $2.1 billion. We have estimated the change in the carrying value of the LFPB due to interest rate changes by discounting the expected future cash flows using different interest rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2024	2023	2022
Revenues
Net earned premiums	$10,211	$9,480	$8,667
Net investment income	2,497	2,264	1,805
Net investment losses	(81)	(99)	(199)
Non-insurance warranty revenue	1,609	1,624	1,574
Other revenues	34	30	32
Total revenues	14,270	13,299	11,879
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $125, $88 and $214)	7,738	7,068	6,653
Amortization of deferred acquisition costs	1,798	1,644	1,490
Non-insurance warranty expense	1,547	1,544	1,471
Other operating expenses	1,843	1,398	1,339
Interest	133	127	112
Total claims, benefits and expenses	13,059	11,781	11,065
Income before income tax	1,211	1,518	814
Income tax expense	(252)	(313)	(132)
Net income	$959	$1,205	$682

Basic earnings per share	$3.53	$4.44	$2.51

Diluted earnings per share	$3.52	$4.43	$2.51

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.5	271.3	271.6
Diluted	272.7	272.2	272.5
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31
(In millions)	2024	2023	2022
Comprehensive Income (Loss)
Net income	$959	$1,205	$682
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(1)	(5)	(5)
Net unrealized gains and losses on other investments	(263)	1,125	(6,097)
Net unrealized gains and losses on investments	(264)	1,120	(6,102)
Impact of changes in discount rates used to measure long-duration contract liabilities	712	(318)	3,959
Foreign currency translation adjustment	(101)	58	(108)
Pension and postretirement benefits	334	66	13
Other comprehensive income (loss), net of tax	681	926	(2,238)
Total comprehensive income (loss)	$1,640	$2,131	$(1,556)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2024	2023
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $43,481 and $42,414, less allowance for credit loss of $45 and $16)	$41,111	$40,425
Equity securities at fair value (cost of $632 and $686)	659	683
Limited partnership investments	2,520	2,174
Other invested assets	85	80
Mortgage loans (less allowance for credit loss of $35 and $35)	1,019	1,035
Short-term investments	2,088	2,165
Total investments	47,482	46,562
Cash	472	345
Reinsurance receivables (less allowance for uncollectible receivables of $21 and $22)	6,051	5,412
Insurance receivables (less allowance for uncollectible receivables of $26 and $28)	3,671	3,442
Accrued investment income	451	444
Deferred acquisition costs	959	896
Deferred income taxes	850	1,016
Property and equipment at cost (less accumulated depreciation of $314 and $296)	295	253
Goodwill	145	146
Deferred non-insurance warranty acquisition expense	3,525	3,661
Other assets (includes $— and $23 due from Loews Corporation)	2,591	2,534
Total assets	$66,492	$64,711
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$24,976	$23,304
Unearned premiums	7,346	6,933
Future policy benefits	13,158	13,959
Short-term debt	—	550
Long-term debt	2,973	2,481
Deferred non-insurance warranty revenue	4,530	4,694
Other liabilities (includes $47 and $28 due to Loews Corporation)	2,996	2,897
Total liabilities	55,979	54,818
Commitments and contingencies (Notes B and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,844,681 and 270,881,457 shares outstanding)	683	683
Additional paid-in capital	2,229	2,221
Retained earnings	9,686	9,755
Accumulated other comprehensive loss	(1,991)	(2,672)
Treasury stock (2,195,562 and 2,158,786 shares), at cost	(94)	(94)
Total stockholders’ equity	10,513	9,893
Total liabilities and stockholders' equity	$66,492	$64,711
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$959	$1,205	$682
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(45)	2	(89)
Trading portfolio activity	—	1	6
Net investment losses	81	99	199
Equity method investees	(101)	(8)	250
Net amortization of investments	(200)	(191)	(129)
Depreciation and amortization	67	73	51
Changes in:
Receivables, net	(898)	(245)	(226)
Accrued investment income	(8)	(41)	(29)
Deferred acquisition costs	(69)	(85)	(79)
Insurance reserves	2,365	1,667	2,058
Other, net	420	(192)	(192)
Net cash flows provided by operating activities	2,571	2,285	2,502
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,793	4,029	5,909
Fixed maturity securities - maturities, calls and redemptions	2,396	1,334	2,358
Equity securities	523	317	509
Limited partnerships	97	164	138
Mortgage loans	105	122	125
Purchases:
Fixed maturity securities	(6,404)	(6,616)	(9,821)
Equity securities	(444)	(293)	(294)
Limited partnerships	(335)	(402)	(337)
Mortgage loans	(89)	(127)	(200)
Change in other investments	(11)	(2)	8
Change in short-term investments	147	(274)	155
Purchases of property and equipment	(95)	(90)	(52)
Other, net	—	(5)	(10)
Net cash flows used by investing activities	(1,317)	(1,843)	(1,512)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(1,025)	(787)	(982)
Proceeds from the issuance of debt	490	491	—
Repayment of debt	(550)	(243)	—
Purchase of treasury stock	(20)	(24)	(39)
Other, net	(12)	(14)	(11)
Net cash flows used by financing activities	(1,117)	(577)	(1,032)
Effect of foreign exchange rate changes on cash	(10)	5	(19)
Net change in cash	127	(130)	(61)
Cash, beginning of year	345	475	536
Cash, end of year	$472	$345	$475
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2024	2023	2022
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,221	2,220	2,215
Stock-based compensation	8	1	5
Balance, end of year	2,229	2,221	2,220
Retained Earnings
Balance, beginning of year, as previously reported	9,755	9,572	9,663
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(236)	(24)
Balance, beginning of year, as adjusted	9,755	9,336	9,639
Dividends to common stockholders ($3.76, $2.88, and $3.60 per share)	(1,028)	(786)	(985)
Net income	959	1,205	682
Balance, end of year	9,686	9,755	9,336
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of year, as previously reported	(2,672)	(3,557)	320
Cumulative effect adjustments from changes in accounting guidance, net of tax	—	(41)	(1,680)
Balance, beginning of year, as adjusted	(2,672)	(3,598)	(1,360)
Other comprehensive income (loss)	681	926	(2,238)
Balance, end of year	(1,991)	(2,672)	(3,598)
Treasury Stock
Balance, beginning of year	(94)	(93)	(72)
Stock-based compensation	20	23	18
Purchase of treasury stock	(20)	(24)	(39)
Balance, end of year	(94)	(94)	(93)
Total stockholders' equity	$10,513	$9,893	$8,548
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of December 31, 2024.
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
Recently Adopted Accounting Standards Updates (ASU)
ASU 2023-07: In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The updated accounting guidance requires expanded reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the Company’s Chief Operating Decision Maker (CODM). The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The Company has adopted the guidance retrospectively, with comparative period segment disclosures adjusted to reflect the change in accounting guidance.
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
The Company adopted the guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. The Company's run-off long-term care business is in scope of the guidance. Prior periods presented in the financial statements have been adjusted to reflect application of the guidance. While the requirements of the guidance represent a material change from legacy accounting, the new guidance does not impact capital and surplus under statutory accounting practices, cash flows or the underlying economics of the business.
Accounting Standards Pending Adoption
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The updated accounting guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
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
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.3 billion and $1.2 billion as of December 31, 2024 and 2023. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.6% and 6.4% as of December 31, 2024 and 2023. This interest rate is based on the expected yield of the assets that support the reserves and reinvestment assumptions. As of December 31, 2024 and 2023, the discounted reserves for unfunded structured settlements were $444 million and $465 million, net of discount of $535 million and $559 million. For the years ended December 31, 2024, 2023 and 2022, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $33 million, $34 million and $36 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2024 and 2023, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2024 and 2023, the discounted reserves for workers’ compensation lifetime claim reserves were $179 million and $196 million, net of discount of $80 million and $88 million. For the years ended December 31, 2024, 2023 and 2022, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $6 million, $9 million and $9 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations, but is excluded from the Company's disclosure of prior year loss reserve development.
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
The key cash flow assumptions used to estimate the LFPB are morbidity, persistency, anticipated future premium rate increases and expenses. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Future premium rate increases are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. Expense assumptions relate to claim adjudication. The Company has not elected the practical expedient that allows locking in the expense assumption. The carried LFPB discount rate is determined using the upper-medium grade fixed income instrument yield curve.
The Company has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually, in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increase and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in the Company's results of operations within Insurance claims and policyholders' benefits.
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
Insurance-related assessments: Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the liability balances were $86 million and $84 million.
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
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, the Company separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. The Company has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on the Company’s historical loss experience and the Company’s assessment of the reinsurance counterparty's risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 6% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations. See the Credit Losses section of this note for additional information on the Company's allowances for expected credit losses.
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
Policyholder dividends: Policyholder dividends are paid to participating policyholders within the workers' compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 2% of total net written premiums for each of the years ended December 31, 2024, 2023 and 2022. Dividends to policyholders are accrued according to the Company's best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims & policyholders' benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.
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
Income Taxes
The Company and its eligible subsidiaries (CNA Tax Group) are included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. The Company releases tax effects from AOCI utilizing the security-by-security approach for Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments. For Pension and postretirement benefits and the cumulative impact of changes in discount rates used to measure long duration contracts, tax effects are released from AOCI at enacted tax rates based on the pre-tax adjustments to the respective liabilities or assets recognized within Other comprehensive income.
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
Foreign Currency
The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each reporting date and income statement accounts are either translated at the exchange rates on the date of the transaction or at average exchange rates. Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. Foreign currency transaction gains (losses) of $(8) million, $9 million and $(22) million were included in determining Net income for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2024, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in goodwill impairment.
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

For each of the years ended December 31, 2024, 2023 and 2022, approximately 1 million potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. Excluded from the calculation of diluted earnings (loss) per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
Supplementary Cash Flow Information
Cash payments made for interest were $122 million, $124 million and $109 million for the years ended December 31, 2024, 2023 and 2022. Cash payments made for income taxes were $281 million, $282 million and $277 million for the years ended December 31, 2024, 2023 and 2022.

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2024	2023	2022
Fixed maturity securities	$2,051	$1,941	$1,787
Equity securities	82	63	23
Limited partnership investments	271	174	(12)
Mortgage loans	58	58	54
Short-term investments	87	75	16
Trading portfolio	2	4	4
Other	31	28	5
Gross investment income	2,582	2,343	1,877
Investment expense	(85)	(79)	(72)
Net investment income	$2,497	$2,264	$1,805
Net investment income (loss) recognized due to the change in fair value of common stock held as of December 31, 2024, 2023 and 2022	$28	$11	$47
The Company did not hold any fixed maturity securities as of December 31, 2024 or 2023 that were non-income producing for the preceding twelve month periods. As of December 31, 2024 and 2023, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2024	2023	2022
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$48	$75	$120
Gross losses	(150)	(166)	(261)
Net investment gains (losses) on fixed maturity securities	(102)	(91)	(141)
Equity securities	21	4	(116)
Derivatives	—	(1)	64
Mortgage loans	—	(11)	(8)
Short-term investments and other	—	—	2
Net investment gains (losses)	$(81)	$(99)	$(199)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of December 31, 2024, 2023 and 2022	$19	$14	$(75)
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

Years ended December 31
(In millions)	2024	2023	2022
Fixed maturity securities available-for-sale:
Corporate and other bonds	$34	$33	$62
Asset-backed	29	11	—
Impairment losses (gains) recognized in earnings	$63	$44	$62
There were no losses recognized on mortgage loans during the year ended December 31, 2024. For the years ended December 31, 2023, and 2022, there were $11 million and $8 million of losses related to mortgage loans primarily due to changes in expected credit losses.
The net change in unrealized gains (losses) on fixed maturity securities was $(352) million, $1,431 million and $(7,850) million for the years ended December 31, 2024, 2023 and 2022.

The following tables present a summary of fixed maturity securities.

December 31, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835	—	6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488	—	3,244
Commercial mortgage-backed	1,830	11	142	18	1,681
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,325	42	869	32	8,466
U.S. Treasury and obligations of government-sponsored enterprises	220	1	1	—	220
Foreign government	701	6	30	—	677
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	43,481	715	3,040	45	41,111
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$43,481	$715	$3,040	$45	$41,111

December 31, 2023	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,020	$597	$1,345	$4	$24,268
States, municipalities and political subdivisions	7,713	382	703	—	7,392
Asset-backed:
Residential mortgage-backed	3,411	16	425	—	3,002
Commercial mortgage-backed	1,862	7	230	8	1,631
Other asset-backed	3,515	13	256	4	3,268
Total asset-backed	8,788	36	911	12	7,901
U.S. Treasury and obligations of government-sponsored enterprises	152	1	2	—	151
Foreign government	741	6	34	—	713
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	42,414	1,022	2,995	16	40,425
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$42,414	$1,022	$2,995	$16	$40,425

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	230	3	988	139	1,218	142
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,759	46	4,555	823	6,314	869
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41	—	90	1
Foreign government	118	3	368	27	486	30
Total	$9,019	$267	$18,319	$2,773	$27,338	$3,040

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$1,943	$37	$13,406	$1,308	$15,349	$1,345
States, municipalities and political subdivisions	598	18	3,104	685	3,702	703
Asset-backed:
Residential mortgage-backed	233	4	2,212	421	2,445	425
Commercial mortgage-backed	200	5	1,184	225	1,384	230
Other asset-backed	392	8	1,869	248	2,261	256
Total asset-backed	825	17	5,265	894	6,090	911
U.S. Treasury and obligations of government-sponsored enterprises	65	1	23	1	88	2
Foreign government	52	1	450	33	502	34
Total	$3,483	$74	$22,248	$2,921	$25,731	$2,995

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	December 31, 2024		December 31, 2023
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,567	$373	$2,273	$309
AAA	1,830	283	1,524	261
AA	4,257	730	3,817	658
A	6,340	582	5,652	517
BBB	11,548	980	11,523	1,095
Non-investment grade	796	92	942	155
Total	$27,338	$3,040	$25,731	$2,995
Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2024 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of December 31, 2024.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $442 million and $435 million as of December 31, 2024 and 2023 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	9	18	27
Available-for-sale securities accounted for as PCD assets	4	—	4

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	9	9
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	12	12
Balance as of December 31, 2024	$13	$32	$45

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$1	$1
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	10	7	17
Available-for-sale securities accounted for as PCD assets	22	—	22

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	8	—	8
Write-offs charged against the allowance	15	—	15
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	1	4	5
Balance as of December 31, 2023	$4	$12	$16

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2024		2023
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,761	$1,753	$1,121	$1,091
Due after one year through five years	11,678	11,403	11,563	11,180
Due after five years through ten years	13,134	12,415	13,359	12,573
Due after ten years	16,908	15,540	16,371	15,581
Total	$43,481	$41,111	$42,414	$40,425
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2024 and 2023 was $2,520 million and $2,174 million, which includes net undistributed earnings of $334 million and $250 million. Limited partnerships comprising 14% of the total carrying value are reported on a current basis through December 31, 2024 with no reporting lag, 3% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 86% and 85% of the carrying value as of December 31, 2024 and 2023 were invested in private debt and equity. Limited partnerships comprising 14% and 15% of the carrying value as of December 31, 2024 and 2023 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital, distressed investing and real estate. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.
The ten largest limited partnership positions held totaled $648 million and $622 million as of December 31, 2024 and 2023. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% of the aggregate partnership equity as of December 31, 2024 and 2023, and the related income reflected on the Consolidated Statements of Operations represents approximately 1%, 1% and 2% of the changes in aggregate partnership equity for the years ended December 31, 2024, 2023 and 2022.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheets. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of December 31, 2024 and 2023.
There was no cash collateral provided by the Company or cash collateral received from counterparties as of December 31, 2024. There was less than $1 million of cash collateral provided by the Company and no cash collateral received from counterparties as of December 31, 2023.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of December 31, 2024, the Company had commitments to purchase or fund approximately $1,660 million and sell approximately $30 million under the terms of these investments.
Investments on Deposit
Cash and securities with carrying values of approximately $3.1 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2024 and 2023.
Cash and securities with carrying values of approximately $0.7 billion and $0.9 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2024 and 2023.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

December 31, 2024	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2024	2023	2022	2021	2020	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$34	$9	$—	$60	$169	$272
LTV 55% to 65%	—	—	15	11	4	12	42
LTV greater than 65%	—	13	30	12	—	—	55
DSCR 1.2x - 1.6x
LTV less than 55%	49	28	5	2	49	71	204
LTV 55% to 65%	53	30	21	30	20	39	193
LTV greater than 65%	—	—	46	—	—	—	46
DSCR ≤1.2
LTV less than 55%	—	—	—	—	—	21	21
LTV 55% to 65%	—	22	75	—	—	20	117
LTV greater than 65%	—	—	35	21	—	48	104
Total	$102	$127	$236	$76	$133	$380	$1,054
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.

As of December 31, 2024, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.
As of December 31, 2024, the Company held mortgage loans with an amortized cost of $48 million and an allowance for credit loss of $14 million that were on nonaccrual status. These loans were all past due by more than 180 days and were non-income producing for the preceding twelve month period. Recovery of loans on nonaccrual status is expected to be provided through the refinancing, operation or sale of the commercial real estate that collateralizes each loan. As of December 31, 2023, the Company held $20 million of mortgage loans, net of the allowance for credit losses, that were non-income producing for the preceding twelve month period.

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

December 31, 2024				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions	—	6,762	42	6,804
Asset-backed	—	7,590	876	8,466
Total fixed maturity securities	223	38,692	2,196	41,111
Equity securities:
Common stock	162	—	18	180
Non-redeemable preferred stock	36	441	2	479
Total equity securities	198	441	20	659
Short-term and other	1,852	70	—	1,922
Total assets	$2,273	$39,203	$2,216	$43,692
Liabilities
Other liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

December 31, 2023				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$161	$23,926	$1,045	$25,132
States, municipalities and political subdivisions	—	7,348	44	7,392
Asset-backed	—	7,000	901	7,901
Total fixed maturity securities	161	38,274	1,990	40,425
Equity securities:
Common stock	167	—	24	191
Non-redeemable preferred stock	52	440	—	492
Total equity securities	219	440	24	683
Short-term and other	1,976	32	—	2,008
Total assets	$2,356	$38,746	$2,014	$43,116
Liabilities
Other liabilities	$—	$1	$—	$1
Total liabilities	$—	$1	$—	$1

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2024	$1,045	$44	$901	$24	$2,014
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	(12)	—	(13)
Reported in Net investment income	—	—	21	12	33
Reported in Other comprehensive income (loss)	(15)	(2)	(12)	—	(29)
Total realized and unrealized investment gains (losses)	(16)	(2)	(3)	12	(9)
Purchases	352	—	125	3	480
Sales	(10)	—	(14)	(19)	(43)
Settlements	(104)	—	(83)	—	(187)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(50)	—	(50)
Balance as of December 31, 2024	$1,278	$42	$876	$20	$2,216
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2024 recognized in Net income (loss) in the period	$(1)	$—	$—	$8	$7
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2024 recognized in Other comprehensive income (loss) in the period	(21)	(2)	(12)	—	(35)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2023	$810	$43	$788	$35	$1,676
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(4)	—	(4)
Reported in Net investment income	—	—	20	(7)	13
Reported in Other comprehensive income (loss)	38	1	9	—	48
Total realized and unrealized investment gains (losses)	38	1	25	(7)	57
Purchases	219	—	248	—	467
Sales	—	—	—	(4)	(4)
Settlements	(33)	—	(64)	—	(97)
Transfers into Level 3	11	—	23	—	34
Transfers out of Level 3	—	—	(119)	—	(119)
Balance as of December 31, 2023	$1,045	$44	$901	$24	$2,014
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2023 recognized in Net income (loss) in the period	$—	$—	$—	$(7)	$(7)
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2023 recognized in Other comprehensive income (loss) in the period	38	1	9	—	48
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
As of December 31, 2024 and December 31, 2023, there were $79 million and $75 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.
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

December 31, 2024	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1% - 6% (2%)

December 31, 2023	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,495	Discounted cash flow	Credit spread	1% - 7% (2%)
For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2024	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,019	$—	$—	$987	$987
Liabilities
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	2,973	—	2,885	—	2,885

December 31, 2023	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,035	$—	$—	$997	$997
Liabilities
Short-term debt	$550	$—	$546	$—	$546
Long-term debt	2,481	—	2,385	—	2,385
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
For the years ended December 31, 2024, 2023 and 2022, the Company paid $186 million, $263 million and $254 million to Loews related to federal income taxes.
For 2022 through 2024, Loews and the Company participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. For 2023, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance did not support use of IRS resources. The Company believes that participation in CAP should reduce tax-related uncertainties, if any.
As of December 31, 2024 and 2023, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to unrecognized tax benefits and tax refund claims in Income tax (expense) benefit on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2024, 2023 and 2022 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2024 or 2023.
The following table presents a reconciliation between the Company's income tax expense at statutory rates and the recorded income tax expense.

Years ended December 31
(In millions)	2024	2023	2022
Income tax expense at statutory rates	$(254)	$(319)	$(172)
Tax benefit from tax exempt income	25	30	41
Foreign taxes and credits	(3)	(5)	15
State income tax expense	(12)	(13)	(10)
Other tax expense	(8)	(6)	(6)
Income tax expense	$(252)	$(313)	$(132)
As of December 31, 2024, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.

The following table presents the current and deferred components of the Company's income tax expense.

Years ended December 31
(In millions)	2024	2023	2022
Current tax expense	$(297)	$(311)	$(221)
Deferred tax benefit (expense)	45	(2)	89
Total income tax expense	$(252)	$(313)	$(132)
Total income tax presented above includes foreign tax expense of approximately $63 million, $52 million and $1 million related to pretax income from foreign operations of approximately $202 million, $198 million and $141 million for the years ended December 31, 2024, 2023 and 2022. Foreign tax expense for the year ended December 31, 2022 included a $10 million tax benefit for the revaluation of net deferred tax assets related to a U.K. tax rate change.
The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2024	2023
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$234	$202
Unearned premium reserves	225	213
Policyholder reserves	—	160
Deferred revenue	59	62
Employee benefits	13	23
Deferred retroactive reinsurance benefit	89	88
Net unrealized losses	494	418
Other assets	107	111
Gross deferred tax assets	1,221	1,277
Deferred Tax Liabilities:
Investment valuation differences	130	83
Deferred acquisition costs	140	126
Policyholder reserves	48	—
Software and hardware	17	18
Other liabilities	36	34
Gross deferred tax liabilities	371	261
Net deferred tax asset	$850	$1,016
As of December 31, 2024, the CNA Tax Group had no loss carryforwards and a tax credit carryforward of $8 million which expires in 2034. The foreign operations had loss carryforwards of $138 million, which have no expiration. The foreign operations had a tax credit carryforward of $10 million, which has no expiration.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2024 or 2023.

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

As of December 31
(In millions)	2024
Net liability for unpaid claim and claim adjustment expenses:
Specialty	$5,979
Commercial	9,939
International	2,416
Life & Group (1)	541
Corporate & Other	388
Total net claim and claim adjustment expenses	19,263
Reinsurance receivables: (2)
Specialty	1,447
Commercial	1,397
International	504
Life & Group	81
Corporate & Other (3)	2,284
Total reinsurance receivables	5,713
Total gross liability for unpaid claim and claim adjustment expenses	$24,976
(1) The Life & Group segment amounts are related to unfunded structured settlements arising from short-duration contracts.
(2) Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.
(3) The Corporate & Other Reinsurance receivables are primarily related to A&EP claims covered under the A&EP Loss Portfolio Transfer (LPT).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

As of or for the years ended December 31
(In millions)	2024	2023	2022
Reserves, beginning of year:
Gross	$23,304	$22,120	$21,269
Ceded	5,141	5,191	4,969
Net reserves, beginning of year	18,163	16,929	16,300
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,330	5,667	5,181
Increase (decrease) in provision for insured events of prior years	42	48	(32)
Amortization of discount	39	44	44
Total net incurred (1)	6,411	5,759	5,193
Net payments attributable to:
Current year events	(1,093)	(922)	(821)
Prior year events	(4,096)	(3,679)	(3,481)
Total net payments	(5,189)	(4,601)	(4,302)
Foreign currency translation adjustment and other	(122)	76	(262)
Net reserves, end of year	19,263	18,163	16,929
Ceded reserves, end of year	5,713	5,141	5,191
Gross reserves, end of year	$24,976	$23,304	$22,120
(1) Total net incurred does not agree to Insurance claims and policyholders' benefits as reflected on the Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting and uncollectible reinsurance, which are not reflected in the table above.

Reserving Methodology
In developing claim and claim adjustment expense reserve estimates, the Company's actuaries perform detailed reserve analyses that are staggered throughout the year. The data is organized at a reserve group level. Every reserve group is reviewed at least once during the year, but most are reviewed more frequently. The analyses generally review losses gross of ceded reinsurance and apply the ceded reinsurance terms to the gross estimates to establish estimates net of reinsurance. Factors considered include, but are not limited to, the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in the Company's pricing and underwriting, pricing and underwriting trends in the insurance market and legal, judicial, geopolitical, social and economic trends. In addition to the detailed analyses, the Company reviews actual loss emergence for all products each quarter.
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

Gross and Net Carried Reserves
The following tables present the gross and net carried reserves.

December 31, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$2,023	$3,690	$876	$572	$1,241	$8,402
Gross IBNR Reserves	5,403	7,646	2,044	50	1,431	16,574
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,426	$11,336	$2,920	$622	$2,672	$24,976
Net Case Reserves	$1,697	$3,135	$741	$514	$120	$6,207
Net IBNR Reserves	4,282	6,804	1,675	27	268	13,056
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,979	$9,939	$2,416	$541	$388	$19,263

December 31, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$1,604	$3,291	$864	$626	$1,353	$7,738
Gross IBNR Reserves	5,527	6,812	1,845	49	1,333	15,566
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,131	$10,103	$2,709	$675	$2,686	$23,304
Net Case Reserves	$1,392	$2,878	$708	$556	$129	$5,663
Net IBNR Reserves	4,524	6,143	1,568	26	239	12,500
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,916	$9,021	$2,276	$582	$368	$18,163
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Years ended December 31
(In millions)	2024	2023	2022
Pretax (favorable) unfavorable development:
Specialty	$(9)	$(14)	$(40)
Commercial	(16)	(22)	(43)
International	(6)	13	(13)
Corporate & Other	79	71	64
Total pretax (favorable) unfavorable development	$48	$48	$(32)
Unfavorable development of $79 million, $71 million, and $64 million was recorded within the Corporate & Other segment for the years ended December 31, 2024, 2023, and 2022 largely associated with legacy mass tort abuse claims. The 2022 unfavorable development also included the Diocese of Rochester proposed settlement.

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
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2023 and prior is unaudited. Information contained in the tables pertaining to the Company's International segment has been presented at the year-end 2024 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. The Company has presented development information for the Hardy business, the Company's Lloyd's syndicate, prospectively from the date of acquisition and is presented as a separate table within the Company's International segment. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
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

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Years ended December 31
(In millions)	2024	2023	2022
Pretax (favorable) unfavorable development:
Medical Professional Liability	$(8)	$5	$18
Other Professional Liability and Management Liability	49	37	50
Surety	(68)	(43)	(83)
Warranty	20	(11)	(21)
Other	(2)	(2)	(4)
Total pretax (favorable) unfavorable development	$(9)	$(14)	$(40)
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
2023
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in the Company’s professional E&O businesses in multiple accident years.
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

As of December 31
(In millions)	2024
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,425
Other Professional Liability and Management Liability	3,967
Surety	493
Warranty	46
Other	48
Total net liability for unpaid claim and claim adjustment expenses	$5,979

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2024
(In millions, except reported claims data)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	IBNR	Cumulative Number of Claims
Accident Year
2015	$433	$499	$510	$494	$488	$510	$501	$498	$494	$494	$11	18,228
2016		427	487	485	499	508	510	508	514	513	16	16,195
2017			412	449	458	460	455	460	456	463	18	15,384
2018				404	429	431	448	470	495	499	28	15,331
2019					430	445	458	471	469	481	43	14,515
2020						477	476	455	447	419	100	11,289
2021							377	376	374	349	117	9,935
2022								329	329	333	143	9,965
2023									340	350	162	10,424
2024										343	278	8,561
									Total	$4,244	$916
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
Accident Year
2015	$22	$101	$230	$313	$384	$420	$444	$458	$463	$471
2016		18	121	246	339	401	436	460	483	489
2017			19	107	235	308	355	388	417	427
2018				21	115	211	290	349	418	453
2019					17	91	183	280	349	395
2020						11	61	139	201	258
2021							11	49	118	170
2022								10	57	122
2023									14	86
2024										13
									Total	$2,884
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,360
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										33
Liability for unallocated claim adjustment expenses for accident years presented										32
Total net liability for unpaid claim and claim adjustment expenses										$1,425

Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	Total
Accident Year
2015	$66	$11	$(16)	$(6)	$22	$(9)	$(3)	$(4)	$—	$61
2016		60	(2)	14	9	2	(2)	6	(1)	86
2017			37	9	2	(5)	5	(4)	7	51
2018				25	2	17	22	25	4	95
2019					15	13	13	(2)	12	51
2020						(1)	(21)	(8)	(28)	(58)
2021							(1)	(2)	(25)	(28)
2022								—	4	4
2023									10	10
Total net development for the accident years presented above							13	11	(17)
Total net development for accident years prior to 2015							—	(6)	9
Total unallocated claim adjustment expense development							5	—	—
Total							$18	$5	$(8)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2024
(In millions, except reported claims data)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	IBNR	Cumulative Number of Claims
Accident Year
2015	$888	$892	$877	$832	$807	$813	$836	$855	$858	$865	$21	17,457
2016		901	900	900	904	907	891	888	906	912	37	17,989
2017			847	845	813	791	775	758	746	752	51	18,215
2018				850	864	869	906	923	941	987	57	20,071
2019					837	845	856	876	939	970	96	19,548
2020						930	944	951	945	945	168	19,509
2021							1,037	1,038	1,009	965	311	18,377
2022								1,120	1,112	1,084	465	18,376
2023									1,149	1,166	564	19,587
2024										1,150	918	17,921
									Total	$9,796	$2,688
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
Accident Year
2015	$60	$234	$404	$542	$612	$677	$725	$794	$808	$813
2016		64	248	466	625	701	736	784	826	856
2017			57	222	394	498	557	596	630	672
2018				54	282	473	599	706	779	847
2019					64	263	422	567	699	801
2020						67	248	400	523	660
2021							58	217	356	502
2022								64	225	453
2023									64	302
2024										77
									Total	$5,983
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,813
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										98
Liability for unallocated claim adjustment expenses for accident years presented										56
Total net liability for unpaid claim and claim adjustment expenses										$3,967
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	Total
Accident Year
2015	$4	$(15)	$(45)	$(25)	$6	$23	$19	$3	$7	$(23)
2016		(1)	—	4	3	(16)	(3)	18	6	11
2017			(2)	(32)	(22)	(16)	(17)	(12)	6	(95)
2018				14	5	37	17	18	46	137
2019					8	11	20	63	31	133
2020						14	7	(6)	—	15
2021							1	(29)	(44)	(72)
2022								(8)	(28)	(36)
2023									17	17
Total net development for the accident years presented above							44	47	41
Total net development for accident years prior to 2015							6	(10)	3
Total unallocated claim adjustment expense development							—	—	5
Total							$50	$37	$49
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2024
(In millions, except reported claims data)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	IBNR	Cumulative Number of Claims
Accident Year
2015	$131	$131	$104	$79	$63	$58	$53	$45	$45	$45	$2	5,103
2016		124	124	109	84	67	64	58	43	43	3	5,577
2017			120	115	103	84	71	66	67	67	3	5,909
2018				114	108	91	62	56	51	49	6	6,297
2019					119	112	98	87	82	82	8	6,229
2020						128	119	81	67	57	3	4,827
2021							137	129	110	91	45	4,884
2022								155	158	132	74	4,893
2023									175	169	138	4,378
2024										171	145	2,940
									Total	$906	$427
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
Accident Year
2015	$7	$26	$38	$40	$42	$44	$42	$42	$43	$43
2016		5	37	45	45	43	43	41	40	40
2017			23	37	41	46	49	62	62	63
2018				5	25	34	39	40	41	41
2019					12	34	44	59	70	74
2020						4	20	28	33	44
2021							5	20	35	42
2022								12	35	52
2023									8	27
2024										20
									Total	$446
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$460
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										14
Liability for unallocated claim adjustment expenses for accident years presented										19
Total net liability for unpaid claim and claim adjustment expenses										$493
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	Total
Accident Year
2015	$—	$(27)	$(25)	$(16)	$(5)	$(5)	$(8)	$—	$—	$(86)
2016		—	(15)	(25)	(17)	(3)	(6)	(15)	—	(81)
2017			(5)	(12)	(19)	(13)	(5)	1	—	(53)
2018				(6)	(17)	(29)	(6)	(5)	(2)	(65)
2019					(7)	(14)	(11)	(5)	—	(37)
2020						(9)	(38)	(14)	(10)	(71)
2021							(8)	(19)	(19)	(46)
2022								3	(26)	(23)
2023									(6)	(6)
Total net development for the accident years presented above							(82)	(54)	(63)
Total net development for accident years prior to 2015							(1)	11	(5)
Total unallocated claim adjustment expense development							—	—	—
Total							$(83)	$(43)	$(68)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2024	2023	2022
Pretax (favorable) unfavorable development:
Commercial Auto	$107	$33	$49
General Liability	75	149	67
Workers' Compensation	(202)	(203)	(152)
Property and Other	4	(1)	(7)
Total pretax (favorable) unfavorable development	$(16)	$(22)	$(43)
2024
Unfavorable development in commercial auto was due to higher than expected claim severity in recent accident years.
Unfavorable development in general liability was due to higher than expected claim severity in multiple accident years going back to 2015.
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

As of December 31
(In millions)	2024
Net Claim and claim adjustment expenses:
Commercial Auto	$1,247
General Liability	4,356
Workers' Compensation	3,543
Property and Other	793
Total net liability for claim and claim adjustment expenses	$9,939

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2024
(In millions, except reported claims data)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	IBNR	Cumulative Number of Claims
Accident Year
2015	$201	$199	$190	$190	$183	$181	$183	$182	$184	$184	$2	30,430
2016		198	186	186	186	190	195	200	197	195	1	30,457
2017			199	198	200	221	232	239	241	241	4	30,947
2018				229	227	227	245	254	255	260	2	34,333
2019					257	266	289	323	325	327	7	37,280
2020						310	303	304	298	303	14	29,182
2021							397	388	390	393	51	33,028
2022								437	465	496	90	37,230
2023									554	620	202	42,345
2024										726	447	40,718
									Total	$3,745	$820
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
Accident Year
2015	$52	$96	$130	$153	$172	$175	$178	$179	$180	$182
2016		52	93	126	154	175	185	190	192	193
2017			58	107	150	178	203	225	232	235
2018				66	128	175	212	238	249	256
2019					77	147	203	257	295	312
2020						71	134	197	246	276
2021							83	168	240	305
2022								112	236	334
2023									127	270
2024										153
									Total	$2,516
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,229
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										1
Liability for unallocated claim adjustment expenses for accident years presented										17
Total net liability for unpaid claim and claim adjustment expenses										$1,247
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	Total
Accident Year
2015	$(2)	$(9)	$—	$(7)	$(2)	$2	$(1)	$2	$—	$(17)
2016		(12)	—	—	4	5	5	(3)	(2)	(3)
2017			(1)	2	21	11	7	2	—	42
2018				(2)	—	18	9	1	5	31
2019					9	23	34	2	2	70
2020						(7)	1	(6)	5	(7)
2021							(9)	2	3	(4)
2022								28	31	59
2023									66	66
Total net development for the accident years presented above							46	28	110
Total net development for accident years prior to 2015							3	2	(3)
Total unallocated claim adjustment expense development							—	3	—
Total							$49	$33	$107
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2024
(In millions, except reported claims data)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	IBNR	Cumulative Number of Claims
Accident Year
2015	$581	$576	$574	$589	$600	$602	$617	$625	$639	$656	$39	24,309
2016		623	659	667	671	673	683	684	704	712	27	24,901
2017			632	632	632	634	630	652	690	713	16	22,544
2018				653	644	646	639	650	679	665	83	20,553
2019					680	682	682	691	720	727	129	19,907
2020						723	722	726	736	702	237	14,964
2021							782	784	793	814	299	15,952
2022								929	928	930	515	17,527
2023									1,071	1,106	726	17,037
2024										1,271	1,144	14,632
									Total	$8,296	$3,215
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
Accident Year
2015	$19	$110	$230	$357	$446	$501	$530	$561	$573	$581
2016		32	163	279	407	481	524	582	620	652
2017			23	118	250	399	471	553	606	657
2018				33	107	228	307	428	491	546
2019					25	98	181	322	455	532
2020						23	99	192	280	367
2021							26	140	262	391
2022								29	123	260
2023									33	153
2024										34
									Total	$4,173
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$4,123
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										171
Liability for unallocated claim adjustment expenses for accident years presented										62
Total net liability for unpaid claim and claim adjustment expenses										$4,356
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	Total
Accident Year
2015	$(5)	$(2)	$15	$11	$2	$15	$8	$14	$17	$75
2016		36	8	4	2	10	1	20	8	89
2017			—	—	2	(4)	22	38	23	81
2018				(9)	2	(7)	11	29	(14)	12
2019					2	—	9	29	7	47
2020						(1)	4	10	(34)	(21)
2021							2	9	21	32
2022								(1)	2	1
2023									35	35
Total net development for the accident years presented above							57	148	65
Total net development for accident years prior to 2015							10	1	10
Total unallocated claim adjustment expense development							—	—	—
Total							$67	$149	$75

(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2024
(In millions, except reported claims data)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	IBNR	Cumulative Number of Claims
Accident Year
2015	$422	$431	$406	$408	$394	$382	$372	$353	$334	$324	$45	31,916
2016		426	405	396	382	366	355	331	308	293	45	32,000
2017			440	432	421	400	402	399	398	383	65	33,156
2018				450	440	428	415	415	404	399	65	34,914
2019					452	449	437	436	419	416	67	34,377
2020						477	466	446	414	393	107	29,481
2021							468	454	432	421	116	30,126
2022								497	489	478	148	33,428
2023									555	551	233	36,822
2024										574	325	34,332
									Total	$4,232	$1,216
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
Accident Year
2015	$51	$131	$180	$212	$231	$243	$251	$256	$259	$261
2016		53	129	169	198	219	227	234	235	238
2017			63	151	207	243	265	279	287	293
2018				68	163	229	259	280	298	307
2019					71	169	223	262	291	310
2020						65	147	200	228	246
2021							67	164	222	256
2022								79	192	258
2023									87	209
2024										111
									Total	$2,489
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,743
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										1,757
Other (2)										(22)
Liability for unallocated claim adjustment expenses for accident years presented										65
Total net liability for unpaid claim and claim adjustment expenses										$3,543
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	Total
Accident Year
2015	$9	$(25)	$2	$(14)	$(12)	$(10)	$(19)	$(19)	$(10)	$(98)
2016		(21)	(9)	(14)	(16)	(11)	(24)	(23)	(15)	(133)
2017			(8)	(11)	(21)	2	(3)	(1)	(15)	(57)
2018				(10)	(12)	(13)	—	(11)	(5)	(51)
2019					(3)	(12)	(1)	(17)	(3)	(36)
2020						(11)	(20)	(32)	(21)	(84)
2021							(14)	(22)	(11)	(47)
2022								(8)	(11)	(19)
2023									(4)	(4)
Total net development for the accident years presented above							(81)	(133)	(95)
Adjustment for development on a discounted basis							(3)	(2)	(2)
Total net development for accident years prior to 2015							(78)	(74)	(105)
Total unallocated claim adjustment expense development							10	6	—
Total							$(152)	$(203)	$(202)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Other includes the effect of discounting lifetime claim reserves.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2024	2023	2022
Pretax (favorable) unfavorable development:
Commercial	$(12)	$(18)	$(10)
Specialty	6	35	(4)
Other	—	(4)	1
Total pretax (favorable) unfavorable development	$(6)	$13	$(13)

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

International - Line of Business Composition
The table below provides the composition of the net liability for unpaid claim and claim adjustment expenses for the International segment.

As of December 31
(In millions)	2024
Net Claim and claim adjustment expenses:
International excluding Hardy	$1,754
Hardy	662
Total net liability for claim and claim adjustment expenses	$2,416

International, Excluding Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2024
(In millions, except reported claims data)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	IBNR	Cumulative Number of Claims
Accident Year
2015	$275	$289	$288	$272	$267	$270	$272	$271	$267	$266	$10	22,957
2016		269	287	273	271	262	275	277	293	289	24	15,731
2017			285	346	367	360	356	344	377	385	44	16,571
2018				347	364	369	368	380	390	397	38	21,371
2019					324	337	333	340	343	347	57	19,122
2020						360	352	343	328	328	81	15,920
2021							386	375	355	347	121	15,665
2022								406	416	409	178	13,324
2023									454	452	266	11,289
2024										481	351	8,017
									Total	$3,701	$1,170
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
Accident Year
2015	$53	$125	$154	$173	$195	$209	$219	$226	$234	$240
2016		62	124	149	171	182	203	214	224	238
2017			61	139	177	205	226	252	308	316
2018				83	156	200	228	252	292	324
2019					69	155	190	213	235	246
2020						56	121	154	169	190
2021							53	118	146	165
2022								44	131	164
2023									43	119
2024										56
Total										$2,058
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,643
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										70
Liability for unallocated claim adjustment expenses for accident years presented										41
Total net liability for unpaid claim and claim adjustment expenses										$1,754
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	Total (2)
Accident Year
2015	$14	$(1)	$(16)	$(5)	$3	$2	$(1)	$(4)	$(1)	$(9)
2016		18	(14)	(2)	(9)	13	2	16	(4)	20
2017			61	21	(7)	(4)	(12)	33	8	100
2018				17	5	(1)	12	10	7	50
2019					13	(4)	7	3	4	23
2020						(8)	(9)	(15)	—	(32)
2021							(11)	(20)	(8)	(39)
2022								10	(7)	3
2023									(2)	(2)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2024 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 105 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

International - Hardy
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2024
(In millions, except reported claims data)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	IBNR	Cumulative Number of Claims
Accident Year
2015	$185	$174	$172	$172	$171	$173	$173	$175	$174	$176	$1	9,754
2016		223	240	230	219	220	214	215	219	220	6	10,940
2017			240	249	240	241	249	248	237	248	1	13,373
2018				264	293	297	302	301	319	319	23	15,513
2019					216	219	214	221	217	219	14	11,868
2020						206	198	192	189	188	40	7,250
2021							174	164	151	142	43	4,098
2022								187	184	189	58	2,785
2023									197	188	104	2,558
2024										221	165	1,495
									Total	$2,110	$455
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
Accident Year
2015	$29	$95	$126	$141	$151	$159	$161	$170	$169	$160
2016		62	142	168	177	189	201	201	205	205
2017			52	149	181	203	211	222	227	234
2018				54	167	196	228	245	266	279
2019					43	101	138	155	165	187
2020						27	76	102	117	130
2021							13	43	66	84
2022								23	57	103
2023									17	54
2024										16
Total										$1,452
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$658
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2015										(5)
Liability for unallocated claim adjustment expenses for accident years presented										9
Total net liability for unpaid claim and claim adjustment expenses										$662
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024	Total(2)
Accident Year
2015	$(11)	$(2)	$—	$(1)	$2	$—	$2	$(1)	$2	$(9)
2016		17	(10)	(11)	1	(6)	1	4	1	(3)
2017			9	(9)	1	8	(1)	(11)	11	8
2018				29	4	5	(1)	18	—	55
2019					3	(5)	7	(4)	2	3
2020						(8)	(6)	(3)	(1)	(18)
2021							(10)	(13)	(9)	(32)
2022								(3)	5	2
2023									(9)	(9)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2024 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years. The amounts included within the table on page 105 presenting the detail of the development recorded within the International segment include the impact of fluctuations in foreign currency exchange rates.

The table below presents information about average historical claims duration as of December 31, 2024 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10
Specialty
Medical Professional Liability	3.6%	16.3%	21.8%	16.6%	12.7%	8.9%	5.7%	3.2%	1.1%	1.6%
Other Professional Liability and Management Liability	6.5%	19.6%	19.2%	14.7%	10.5%	6.9%	5.6%	6.1%	2.5%	0.6%
Surety (1)	17.3%	41.0%	16.4%	8.1%	3.9%	6.2%	(2.3)%	(0.3)%	1.1%	—%

Commercial
Commercial Auto	23.7%	22.3%	18.4%	14.6%	10.5%	5.1%	2.4%	0.9%	0.5%	1.1%
General Liability	3.4%	12.5%	15.7%	16.8%	13.8%	9.2%	7.1%	5.7%	3.2%	1.2%
Workers' Compensation	16.8%	23.4%	14.2%	8.8%	5.9%	3.8%	2.3%	1.2%	1.0%	0.6%

International
International - Excluding Hardy	16.2%	21.0%	9.6%	6.5%	6.1%	6.5%	7.5%	2.7%	3.9%	2.3%
International - Hardy	15.4%	28.9%	15.3%	8.6%	5.2%	6.2%	1.8%	3.3%	(0.3)%	(5.1)%
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
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2024	2023	2022
Additional amounts ceded under LPT:
Net A&EP adverse development before consideration of LPT	$103	$86	$92
Provision for uncollectible third-party reinsurance on A&EP	—	—	(5)
Total additional amounts ceded under LPT	103	86	87
Retroactive reinsurance benefit recognized	(95)	(94)	(91)
Pretax impact of deferred retroactive reinsurance	$8	$(8)	$(4)
Net unfavorable prior year development of $103 million, $86 million and $92 million was recognized before consideration of cessions to the LPT for the years ended December 31, 2024, 2023 and 2022. The unfavorable development in 2024, 2023 and 2022 was primarily driven by higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts. Additionally, in 2022, the Company released $5 million of its provision for uncollectible third-party reinsurance. The Company did not release any of its provision for uncollectible third-party reinsurance in 2024 or 2023.
As of December 31, 2024 and 2023, the cumulative amounts ceded under the LPT were $3.7 billion and $3.6 billion. The unrecognized deferred retroactive reinsurance benefit was $425 million and $417 million as of December 31, 2024 and 2023 and is included within Other liabilities on the Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.3 billion as of December 31, 2024. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

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
As of December 31, 2024, the cumulative amount ceded under the EWC LPT was $690 million.
Cavello established a collateral trust as security for its obligations to the Company. The fair value of the collateral trust was $298 million as of December 31, 2024.

Note F. Future Policy Benefits Reserves
Future policy benefits reserves are associated with the Company's run-off long-term care business, which is included in the Life & Group segment, and relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. Future policy benefits reserves are comprised of the LFPB which is reflected as Insurance reserves: Future policy benefits on the Consolidated Balance Sheets.
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
Annually in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate increase and expense experience. This analysis, combined with judgement, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered.
The cash flow assumption updates completed in the third quarter of 2024 resulted in a $15 million pretax increase in the LFPB. Included in the assumption updates was a favorable impact from outperformance on premium rate assumptions and unfavorable impact from higher cost of care inflation.
The cash flow assumption updates completed in the third quarter of 2023 resulted in an $8 million pretax increase in the LFPB. Persistency updates were unfavorable due to revisions to lapse rates. Morbidity updates were favorable driven by claim severity assumption updates, and there was a favorable impact from outperformance on premium rate assumptions.

The following table summarizes balances and changes in the LFPB.

(In millions)	2024	2023	2022
Present value of future net premiums
Balance, January 1	$3,710	$3,991	$4,735
Effect of changes in discount rate	(125)	(74)	(880)
Balance, January 1, at original locked in discount rate	3,585	3,917	3,855
Effect of changes in cash flow assumptions (1)	111	28	352
Effect of actual variances from expected experience (1)	(41)	(126)	(49)
Adjusted balance, January 1	3,655	3,819	4,158
Interest accrual	183	202	216
Net premiums: earned during period	(420)	(436)	(457)
Balance, end of period at original locked in discount rate	3,418	3,585	3,917
Effect of changes in discount rate	7	125	74
Balance, December 31	$3,425	$3,710	$3,991

Present value of future benefits & expenses
Balance, January 1	$17,669	$17,471	$22,745
Effect of changes in discount rate	(578)	(125)	(5,942)
Balance, January 1, at original locked in discount rate	17,091	17,346	16,803
Effect of changes in cash flow assumptions (1)	126	36	538
Effect of actual variances from expected experience (1)	69	(46)	(21)
Adjusted balance, January 1	17,286	17,336	17,320
Interest accrual	924	962	979
Benefit & expense payments	(1,187)	(1,207)	(953)
Balance, end of period at original locked in discount rate	17,023	17,091	17,346
Effect of changes in discount rate	(440)	578	125
Balance, December 31	$16,583	$17,669	$17,471

Net LFPB	$13,158	$13,959	$13,480
(1) As of December 31, 2024, 2023 and 2022 the re-measurement gain (loss) of $(125) million, $(88) million and $(214) million presented parenthetically on the Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the Company’s long-term care business recognized on the Consolidated Statement of Operations.

Years ended December 31
(In millions)	2024	2023	2022
Earned premiums	$437	$451	$473
Interest expense	741	760	763
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of December 31
(In millions)	2024	2023
Expected future benefit and expense payments	$31,712	$32,851
Expected future gross premiums	5,183	5,414
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,573 million and $3,824 million as of December 31, 2024 and 2023.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of December 31, 2024 and 2023.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of December 31
	2024	2023
Original locked in discount rate	5.20%	5.22%
Upper-medium grade fixed income instrument discount rate	5.51	4.94
For the years ended December 31, 2024 and 2023, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $159 million and $164 million. For the years ended December 31, 2024 and 2023, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was $29 million and $42 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2024, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2024	2023
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,713	$5,141
Reinsurance receivables related to paid losses	359	293
Reinsurance receivables	6,072	5,434
Allowance for uncollectible reinsurance	(21)	(22)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$6,051	$5,412
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

(In millions)	December 31, 2024
A- to A++	$4,585
B- to B++	892
Insolvent	14
Total voluntary reinsurance outstanding balance (1)	$5,491
(1)    Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. Refer to Note E to the Consolidated Financial Statements for information regarding the LPT. The Company has also excluded receivables from involuntary pools.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.4 billion and $3.6 billion as of December 31, 2024 and 2023.
The Company's largest recoverables from a single reinsurer as of December 31, 2024, including ceded unearned premium reserves, were approximately $1.8 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $559 million from Cavello Bay Reinsurance Limited and $371 million from the Swiss Reinsurance Group. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the LPT as discussed in Note E to the Consolidated Financial Statements.

The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2024 Earned Premiums
Property and casualty	$14,629	$252	$5,107	$9,774	2.6%
Long-term care	396	41	—	437	9.4%
Total earned premiums	$15,025	$293	$5,107	$10,211	2.9%

2023 Earned Premiums
Property and casualty	$13,908	$223	$5,102	$9,029	2.5%
Long-term care	407	44	—	451	9.8%
Total earned premiums	$14,315	$267	$5,102	$9,480	2.8%

2022 Earned Premiums
Property and casualty	$13,097	$231	$5,134	$8,194	2.8%
Long-term care	427	46	—	473	9.7%
Total earned premiums	$13,524	$277	$5,134	$8,667	3.2%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2024 Written Premiums
Property and casualty	$15,120	$257	$5,202	$10,175	2.5%
Long-term care	389	41	—	430	9.5%
Total written premiums	$15,509	$298	$5,202	$10,605	2.8%

2023 Written Premiums
Property and casualty	$14,498	$219	$5,272	$9,445	2.3%
Long-term care	404	43	—	447	9.6%
Total written premiums	$14,902	$262	$5,272	$9,892	2.6%

2022 Written Premiums
Property and casualty	$13,843	$235	$5,417	$8,661	2.7%
Long-term care	421	46	—	467	9.9%
Total written premiums	$14,264	$281	$5,417	$9,128	3.1%
Included in the direct and ceded earned premiums for the years ended December 31, 2024, 2023 and 2022 are $2,653 million, $2,907 million and $3,270 million related to property business that is 100% reinsured under a significant third-party captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure this property risk. The Company receives and retains a ceding commission.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of     $3,450 million, $2,772 million and $2,631 million for the years ended December 31, 2024, 2023 and 2022, including $1,730 million, $1,512 million and $1,796 million, respectively, related to the significant third-party captive program discussed above.
Long-term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

Note I. Debt
Debt is composed of the following long-term obligations.

December 31
(In millions)	2024	2023
Short-term debt:
Senior notes of CNAF: 3.950%, face amount of $550, due May 15, 2024	$—	$550

Long-term debt:
Senior notes of CNAF:
4.500%, face amount of $500, due March 1, 2026	500	500
3.450%, face amount of $500, due August 15, 2027	498	498
3.900%, face amount of $500, due May 1, 2029	498	497
2.050%, face amount of $500, due August 15, 2030	497	496
5.500%, face amount of $500, due June 15, 2033	491	490
5.125%, face amount of $500, due February 15, 2034	489	—
Total long-term debt	2,973	2,481
Total debt	$2,973	$3,031
CCC is a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2024 giving it immediate access to approximately $108 million of additional liquidity. As of December 31, 2024 and 2023, CCC had no outstanding borrowings from the FHLBC.
During 2023, the Company amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company's election, the commitments under the agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. Under the agreement, the Company is required to pay a facility fee which would adjust in the event of a change in the Company's ratio of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the agreement. The agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined, at December 31, 2024, was $8.7 billion.  The calculation of minimum consolidated net worth excludes AOCI. As of December 31, 2024 and 2023, the Company had no outstanding borrowings under the credit agreement.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2024 and 2023.
The combined aggregate maturities for debt as of December 31, 2024 are presented in the following table.

(In millions)
2025	$—
2026	500
2027	500
2028	—
2029	500
Thereafter	1,500
Less: discount	(27)
Total	$2,973

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
In 2024, the CNA Retirement Plan paid $1,034 million to purchase a nonparticipating single premium group annuity contract from Metropolitan Life Insurance Company (the Insurer) under which the CNA Retirement Plan transferred $1,045 million of its defined benefit pension obligations. The group annuity contract covers approximately 7,600 CNA Retirement Plan participants and beneficiaries (the Transferred Participants), representing approximately 60% of the CNA Retirement Plan’s obligations. Under the group annuity contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay the pension benefits of each Transferred Participant that are due on and after January 1, 2025. The purchase of the group annuity contract was funded directly by assets of the CNA Retirement Plan and required no cash or asset contributions by the Company. As a result of the transaction, the Company recognized a one-time, non-cash, pretax pension settlement charge of $367 million ($290 million after-tax).
Additionally in 2024, a subsidiary of CNAF, as a sponsor of the CNA Canada Employee Pension Plan (the Canada Plan), purchased a nonparticipating single premium group annuity contract, under which the defined benefit pension obligation of the Canada Plan was transferred in full to an insurance company counterparty. As a result of the transaction, the Company recognized a one-time, non-cash, pretax pension settlement charge of $4 million ($3 million after-tax).
The 2024 charges were largely driven by the accelerated recognition of the Company’s actuarial pension loss from accumulated other comprehensive income into net income, which does not impact stockholder’s equity. These charges did not impact the Company's core income or cash flow.
In 2023, the CNA Retirement Plan paid $80 million to settle its obligation to certain retirees through the purchase of a group annuity contract from a third party insurance company. This group annuity purchase reduced the plan's projected benefit obligation by $86 million.
CNA provides certain postretirement health care benefits to eligible retired employees, their covered dependents and their beneficiaries primarily through the CNA Health and Group Benefits Program. These postretirement benefits have largely been eliminated for active employees.

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2024	2023	2024	2023
Benefit obligation as of January 1	$1,807	$1,931	$5	$4
Changes in benefit obligation:
Interest cost	87	98	—	—
Participants' contributions	—	—	1	1
Actuarial (gain) loss	(24)	27	—	4
Benefits paid	(144)	(168)	(2)	(4)
Foreign currency translation and other	(1)	5	—	—
Effect of pension settlement transactions	(1,044)	(86)	—	—
Benefit obligation as of December 31	681	1,807	4	5
Fair value of plan assets as of January 1	1,984	2,025	—	—
Change in plan assets:
Actual return on plan assets	115	194	—	—
Company contributions	5	8	1	3
Participants' contributions	—	—	1	1
Benefits paid	(144)	(168)	(2)	(4)
Foreign currency translation and other	(1)	5	—	—
Effect of pension settlement transactions	(1,044)	(80)	—	—
Fair value of plan assets as of December 31	915	1,984	—	—
Funded status	$234	$177	$(4)	$(5)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$275	$223	$—	$—
Other liabilities	(41)	(46)	(4)	(5)
Net amount recognized	$234	$177	$(4)	$(5)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Net actuarial (gain) loss	$236	$658	$2	$3
Net amount recognized	$236	$658	$2	$3
The accumulated benefit obligation for all defined benefit pension plans was $681 million and $1,807 million as of December 31, 2024 and 2023. Changes for the year ended December 31, 2024 include the impact of the pension settlement transactions discussed above and an actuarial gain of $24 million primarily driven by changes in the discount rate used to determine the defined benefit pension obligations. Changes for the year ended December 31, 2023 include an actuarial loss of $27 million primarily driven by changes in the discount rate used to determine the defined benefit pension obligations.
For pension plans with a benefit obligation in excess of plan assets, the benefit obligation was $41 million and $46 million and the aggregate plan assets were $0 at December 31, 2024 and 2023.

The components of net periodic pension cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2024	2023	2022
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$87	$98	$67
Expected return on plan assets	(116)	(119)	(152)
Amortization of net actuarial loss (gain)	29	33	30
Pension settlement transaction loss	371	—	—
Total net periodic pension cost (benefit)	$371	$12	$(55)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2024	2023	2022
Non-Service Cost (benefit):
Insurance claims and policyholder's benefits	$—	$3	$(15)
Other operating expenses	371	9	(40)
Total net periodic pension cost (benefit)	$371	$12	$(55)
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2024	2023	2022
Pension and postretirement benefits
Amounts arising during the period	$22	$50	$(12)
Pension settlement transaction loss	371	—	—
Reclassification adjustment relating to prior service credit	—	—	—
Reclassification adjustment relating to actuarial loss	30	34	30
Total increase (decrease) in Other comprehensive income	$423	$84	$18

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table. The interest crediting rate is the weighted average interest rate applied to the individual pension balances for employees who elected to cease accruals effective December 31, 1999.

December 31	2024	2023
Pension benefits
Discount rate	5.500%	5.100%
Interest crediting rate	4.500	4.500
Postretirement benefits
Discount rate	5.400%	5.100%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2024	2023	2022
Pension benefits
Discount rate	5.100%	5.350%	2.750%
Expected long-term rate of return	6.250	6.250	6.250
Interest crediting rate	4.500	3.500	3.000
Postretirement benefits
Discount rate	5.100%	5.250%	2.250%
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
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2024, 2023 and 2022.
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
As of December 31, 2024, the Plan had committed approximately $90 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis are presented in the following tables.

December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$408	$5	$413
States, municipalities and political subdivisions	—	6	—	6
Asset-backed	—	113	8	121
Total fixed maturity securities	—	527	13	540
Equity securities	8	15	—	23
Short-term investments	47	—	—	47
Other assets	—	6	—	6
Cash	2	—		2
Total assets measured at fair value	$57	$548	$13	618
Total equity securities measured at net asset value (1)				—
Total limited partnerships measured at net asset value (1)				297
Total				$915

December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$10	$1,041	$6	$1,057
States, municipalities and political subdivisions	—	50	—	50
Asset-backed	—	233	8	241
Total fixed maturity securities	10	1,324	14	1,348
Equity securities	119	6	—	125
Short-term investments	96	—	—	96
Other assets	—	15	—	15
Total assets measured at fair value	$225	$1,345	$14	1,584
Total equity securities measured at net asset value (1)				25
Total limited partnerships measured at net asset value (1)				375
Total				$1,984
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Plan's Statement of Financial Position.
The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by each limited partnership's general partner. Limited partnerships comprising more than 99% and 94% of the carrying value as of December 31, 2024 and 2023 were invested in private debt and equity. Limited partnerships comprising less than 1% and 6% of the carrying value as of December 31, 2024 and 2023 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, private credit, growth capital and distressed investing. Hedge fund strategies include both long and short positions in fixed income, equity and derivative investments.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short-term investments, see Note C to the Consolidated Financial Statements.

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2024.

(In millions)	Pension Benefits	Postretirement Benefits
2025	$59	$1
2026	59	1
2027	59	—
2028	57	—
2029	57	—
2030-2034	255	1
In 2025, CNA expects to contribute $5 million to its pension plans and $1 million to its postretirement health care benefit plans.
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
Benefit expense for the Company's savings plans was $88 million, $82 million and $71 million for the years ended December 31, 2024, 2023 and 2022.

Note K. Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan) authorizes the grant of stock-based compensation to certain management personnel for up to 16 million shares of CNAF common stock. The Plan provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. Grants to employees are not designed to be spring-loaded. The number of remaining shares available for the granting of stock-based compensation under the Plan as of December 31, 2024 was approximately 2.7 million.
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
The Company recorded stock-based compensation expense related to the Plan of $42 million, $38 million and $36 million for the years ended December 31, 2024, 2023 and 2022. The related income tax benefit recognized was $9 million, $8 million and $8 million for the years ended December 31, 2024, 2023 and 2022. The compensation cost not yet recognized was $45 million, and the weighted average period over which it is expected to be recognized is 1.7 years as of December 31, 2024.
The total fair value of RSUs and performance share units that vested during the years ended December 31, 2024, 2023 and 2022 was $33 million, $34 million and $35 million, respectively.
The weighted average grant date fair value for RSUs and performance share units granted during the years ended December 31, 2024, 2023 and 2022 was $44.28, $37.06 and $46.78, respectively.
The following table presents activity for non-vested RSUs and performance share units under the Plan in 2024.

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2024	2,626,313	$41.40
Awards granted	1,181,638	44.28
Awards vested	(836,376)	42.52
Awards forfeited, canceled or expired	(297,957)	42.27
Performance-based adjustment	35,171	44.28
Balance as of December 31, 2024	2,708,789	42.26

Note L. Other Intangible Assets
Other intangible assets are presented in the following table.

December 31		2024		2023
(In millions)	Economic Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Distribution channel	15 years	$10	$8	$10	$8
Indefinite-lived intangible assets:
Syndicate capacity		44		45
Agency force		16		16
Insurance licenses		15		15
Total indefinite-lived intangible assets		75		76
Total other intangible assets		$85	$8	$86	$8
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

Note M. Leases
Total lease expense was $49 million, $55 million and $59 million for the years ended December 31, 2024, 2023 and 2022. Total lease expense includes operating lease expense of $29 million, $34 million and $36 million and variable lease expense of $20 million, $21 million and $23 million for the years ended December 31, 2024, 2023 and 2022. Cash paid for amounts included in operating lease liabilities was $55 million, $38 million and $42 million for the years ended December 31, 2024, 2023 and 2022. Operating lease ROU assets obtained in exchange for lease obligations was $54 million, $28 million and $20 million for the years ended December 31, 2024, 2023 and 2022.
The following table presents operating lease ROU assets and lease liabilities.

(In millions)	December 31, 2024	December 31, 2023
Operating lease ROU assets	$158	$140
Operating lease liabilities	239	215
The following table presents the maturities of operating lease liabilities.

(In millions)	December 31, 2024
2025	$43
2026	34
2027	32
2028	29
2029	29
Thereafter	121
Total lease payments	288
Less: Discount	(49)
Total operating lease liabilities	$239
As of December 31, 2024, the Company had $5 million of additional operating lease commitments that have not yet commenced. These leases will commence in 2025 with lease terms ranging from 5 to 11 years.
The following table presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease ROU assets.

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	8.8 years	8.4 years
Weighted average discount rate	3.9%	3.7%

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
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62R, Property and Casualty Reinsurance, paragraphs 87 and 88 in conjunction with the 2010 LPT with NICO which is further discussed in Note E to the Consolidated Financial Statements.  The prescribed practice allows the Company to aggregate all third-party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty. This prescribed practice increased statutory capital and surplus by $55 million and $92 million at December 31, 2024 and 2023.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary’s domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2024, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2025 that would not be subject to the Department’s prior approval is $1,116 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $995 million in 2024. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.

Combined statutory capital and surplus and statutory net income (loss) for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus		Statutory Net Income (Loss)
	December 31		Years ended December 31
(In millions)	2024 (1)	2023	2024 (1) (2)	2023	2022
Combined Continental Casualty Companies	$11,165	$10,946	$713	$1,172	$1,072
(1) Information derived from the statutory-basis financial statements to be filed with insurance regulators.
(2) Includes a $293 million after-tax loss from pension settlement transactions. Pension settlement transactions are further discussed in Note J to the Consolidated Financial Statements included under Item 8.
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
The statutory capital and surplus presented above for CCC as of December 31, 2024 and 2023 was significantly above the level at which any RBC regulatory action would occur. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note O. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2024	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)
Other comprehensive income (loss) before reclassifications	(34)	(310)	17	712	(101)	284
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $9, $13, $84, $—, $— and $106	(33)	(47)	(317)	—	—	(397)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $68, $(89), $(189), $— and $(210)	(1)	(263)	334	712	(101)	681
Balance as of December 31, 2024	$(13)	$(1,876)	$(191)	$353	$(264)	$(1,991)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2023, as previously reported	$(7)	$(2,738)	$(591)	$—	$(221)	$(3,557)
Cumulative effect adjustment from changes in accounting guidance, net of tax (expense) benefit of $—, $—, $—, $11, $— and $11	—	—	—	(41)	—	(41)
Balance as of January 1, 2023, as adjusted	(7)	(2,738)	(591)	(41)	(221)	(3,598)
Other comprehensive income (loss) before reclassifications	(24)	1,072	39	(318)	58	827
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $5, $14, $7, $—, $— and $26	(19)	(53)	(27)	—	—	(99)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(304), $(17), $85, $— and $(235)	(5)	1,125	66	(318)	58	926
Balance as of December 31, 2023	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2022, as previously reported	$(2)	$1,039	$(604)	$—	$(113)	$320
Cumulative effect adjustment from changes in accounting guidance, net of tax (expense) benefit of $—, $(617), $—, $1,063, $— and $446	—	2,320	—	(4,000)	—	(1,680)
Balance as of January 1, 2022, as adjusted	(2)	3,359	(604)	(4,000)	(113)	(1,360)
Other comprehensive income (loss) before reclassifications	—	(6,223)	(11)	3,959	(108)	(2,383)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $(1), $21, $6, $—, $— and $26	5	(126)	(24)	—	—	(145)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $1,622, $(3), $(1,052), $— and $568	(5)	(6,097)	13	3,959	(108)	(2,238)
Balance as of December 31, 2022	$(7)	$(2,738)	$(591)	$(41)	$(221)	$(3,598)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
Approximately 10%, 11% and 10% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2024, 2023 and 2022.
In the following tables, certain financial measures are presented to provide information used by management to monitor the Company's operating performance. Management utilizes these financial measures to monitor the Company's insurance operations and investment portfolio.
The performance of the Company's insurance operations is monitored by management through core income (loss). The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer. For all segments, the CODM uses a multi-year trend of core income (loss) to assess the segments' operating performance and make decisions regarding the allocation of resources to each segment.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,445	$5,469	$1,262	$430	$—	$(1)	$10,605
Operating revenues
Net earned premiums	$3,361	$5,158	$1,256	$437	$—	$(1)	$10,211
Net investment income	626	733	131	940	67	—	2,497
Non-insurance warranty revenue	1,609	—	—	—	—	—	1,609
Other revenues	2	29	—	—	13	(10)	34
Total operating revenues	5,598	5,920	1,387	1,377	80	(11)	14,351
Claims, benefits and expenses
Net incurred claims and benefits	2,001	3,525	764	1,308	106	—	7,704
Policyholders’ dividends	9	25	—	—	—	—	34
Amortization of deferred acquisition costs	740	824	234	—	—	—	1,798
Non-insurance warranty expense	1,547	—	—	—	—	—	1,547
Insurance related administrative expenses	362	613	182	119	—	(1)	1,275
Interest expense	—	—	—	—	133	—	133
Other expenses (1)	55	43	10	2	97	(10)	197
Total claims, benefits and expenses (2)	4,714	5,030	1,190	1,429	336	(11)	12,688

Income tax (expense) benefit on core income (loss)	(190)	(188)	(44)	29	46	—	(347)

Core income (loss)	$694	$702	$153	$(23)	$(210)	$—	$1,316
Net investment gains (losses)							(81)
Income tax (expense) benefit on net investment gains (losses)							17
Net investment gains (losses), after tax							(64)
Pension settlement transaction gains (losses)							(371)
Income tax (expense) benefit on pension settlement transaction gains (losses)							78
Pension settlement transaction gains (losses), after tax							(293)
Net income (loss)							$959
(1) Other expenses for the Company's property and casualty commercial insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other expenses for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.
(2) Excludes the impact of pension settlement transaction gains (losses). See Note J to the Consolidated Financial Statements for additional information.

December 31, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,405	$1,710	$539	$82	$2,336	$—	$6,072
Insurance receivables	1,062	2,219	410	4	2	—	3,697
Deferred acquisition costs	427	405	127	—	—	—	959
Goodwill	117	—	28	—	—	—	145
Deferred non-insurance warranty acquisition expense	3,525	—	—	—	—	—	3,525
Insurance reserves
Claim and claim adjustment expenses	7,426	11,336	2,920	622	2,672	—	24,976
Unearned premiums	3,275	3,252	727	92	—	—	7,346
Future policy benefits	—	—	—	13,158	—	—	13,158
Deferred non-insurance warranty revenue	4,530	—	—	—	—	—	4,530

Year ended December 31, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,329	$4,880	$1,237	$447	$—	$(1)	$9,892
Operating revenues
Net earned premiums	$3,307	$4,547	$1,176	$451	$—	$(1)	$9,480
Net investment income	558	645	103	896	62	—	2,264
Non-insurance warranty revenue	1,624	—	—	—	—	—	1,624
Other revenues	1	29	—	(1)	11	(10)	30
Total operating revenues	5,490	5,221	1,279	1,346	73	(11)	13,398
Claims, benefits and expenses
Net incurred claims and benefits	1,923	2,995	722	1,317	82	—	7,039
Policyholders’ dividends	8	21	—	—	—	—	29
Amortization of deferred acquisition costs	686	729	229	—	—	—	1,644
Non-insurance warranty expense	1,544	—	—	—	—	—	1,544
Insurance related administrative expenses	373	620	139	118	2	(1)	1,251
Interest expense	1	—	—	—	126	—	127
Other expenses (1)	52	30	(4)	1	78	(10)	147
Total claims, benefits and expenses	4,587	4,395	1,086	1,436	288	(11)	11,781

Income tax (expense) benefit on core income (loss)	(195)	(174)	(48)	42	42	—	(333)

Core income (loss)	$708	$652	$145	$(48)	$(173)	$—	$1,284
Net investment gains (losses)							(99)
Income tax (expense) benefit on net investment gains (losses)							20
Net investment gains (losses), after tax							(79)
Net income (loss)							$1,205
(1) Other expenses for the Company's property and casualty commercial insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other expenses for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

December 31, 2023	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,281	$1,218	$468	$93	$2,374	$—	$5,434
Insurance receivables	1,053	2,024	388	5	—	—	3,470
Deferred acquisition costs	392	371	133	—	—	—	896
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	3,661	—	—	—	—	—	3,661
Insurance reserves
Claim and claim adjustment expenses	7,131	10,103	2,709	675	2,686	—	23,304
Unearned premiums	3,227	2,858	749	99	—	—	6,933
Future policy benefits	—	—	—	13,959	—	—	13,959
Deferred non-insurance warranty revenue	4,694	—	—	—	—	—	4,694

Year ended December 31, 2022	Specialty	Commercial		Life & Group	Corporate & Other
(In millions)			International			Eliminations	Total
Net written premiums	$3,306	$4,193	$1,164	$467	$(1)	$(1)	$9,128
Operating revenues
Net earned premiums	$3,203	$3,923	$1,070	$473	$(1)	$(1)	$8,667
Net investment income	431	488	63	804	19	—	1,805
Non-insurance warranty revenue	1,574	—	—	—	—	—	1,574
Other revenues	1	30	1	(1)	6	(5)	32
Total operating revenues	5,209	4,441	1,134	1,276	24	(6)	12,078
Claims, benefits and expenses
Net incurred claims and benefits	1,839	2,607	637	1,469	76	—	6,628
Policyholders’ dividends	6	19	—	—	—	—	25
Amortization of deferred acquisition costs	656	634	200	—	—	—	1,490
Non-insurance warranty expense	1,471	—	—	—	—	—	1,471
Insurance related administrative expenses	336	557	146	118	4	(1)	1,160
Interest expense	—	—	—	—	112	—	112
Other expenses (1)	51	36	26	9	62	(5)	179
Total claims, benefits and expenses	4,359	3,853	1,009	1,596	254	(6)	11,065

Income tax (expense) benefit on core income (loss)	(182)	(122)	(19)	99	47	—	(177)

Core income (loss)	$668	$466	$106	$(221)	$(183)	$—	$836
Net investment gains (losses)							(199)
Income tax (expense) benefit on net investment gains (losses)							45
Net investment gains (losses), after tax							(154)
Net income (loss)							$682
(1) Other expenses for the Company's property and casualty commercial insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other expenses for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

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

The following table presents further detail of significant segment expenses included within Net incurred claims and benefits for the Property & Casualty segments.

Years ended December 31
(In millions)	2024	2023	2022
Specialty
Net incurred claim and claim adjustment expenses related to current year	$2,010	$1,937	$1,877
Catastrophe losses	—	—	2
(Favorable) unfavorable development (1)	(9)	(14)	(40)
Commercial
Net incurred claim and claim adjustment expenses related to current year	$3,217	$2,801	$2,419
Catastrophe losses	318	207	222
(Favorable) unfavorable development (1)	(16)	(22)	(43)
International
Net incurred claim and claim adjustment expenses related to current year	$730	$680	$627
Catastrophe losses	40	29	23
(Favorable) unfavorable development (1)	(6)	13	(13)
(1) (Favorable) unfavorable development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance and deductible amounts.
The following table presents operating revenues by line of business for each reportable segment.

Years ended December 31
(In millions)	2024	2023	2022
Specialty
Management & Professional Liability	$2,998	$2,931	$2,771
Surety	785	731	652
Warranty & Alternative Risks	1,815	1,828	1,786
Specialty revenues	5,598	5,490	5,209
Commercial
Middle Market	1,775	1,696	1,532
Construction	1,991	1,678	1,421
Small Business	637	631	581
Other Commercial	1,517	1,216	907
Commercial revenues	5,920	5,221	4,441
International
Canada	401	383	366
Europe	593	532	466
Hardy	393	364	302
International revenues	1,387	1,279	1,134
Life & Group revenues	1,377	1,346	1,276
Corporate & Other revenues	80	73	24
Eliminations	(11)	(11)	(6)
Total operating revenues	14,351	13,398	12,078
Net investment gains (losses)	(81)	(99)	(199)
Total revenues	$14,270	$13,299	$11,879

Note Q. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. Additionally, the Company provides investment-related processing services to Loews and charges Loews for these services. The net amounts incurred by the Company for these fees, expenses and services were $60 million, $55 million and $51 million for the years ended December 31, 2024, 2023 and 2022. Net amounts due to Loews related to these services, included in Other liabilities and payable in the first quarter of the subsequent year, were $30 million and $28 million as of December 31, 2024 and 2023. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of $1 million for the years ended December 31, 2024 and 2023. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The related payable due to Loews, included in Other liabilities, was $17 million for the year ended December 31, 2024. The related receivable from Loews, included in Other assets, was $23 million for the year ended December 31, 2023. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements.
In 2024, the Company invested in a commercial mortgage-backed securitization whose underlying mortgage loan is an obligation of an affiliate of Loews that matures in September of 2034. The Company purchased $50 million of par at issuance across three separate investment grade tranches of the $305 million securitization. The Company's position in this commercial mortgage-backed securitization is included in the Fixed maturity securities at fair value line on the Consolidated Balance Sheets and was $50 million as of December 31, 2024. The Company recognized $1 million of income in Net investment income related to this investment during the year ended December 31, 2024.
In 2021, the Company wrote an appeal bond for Loews at standard rates, which was increased in 2022, resulting in additional premium from Loews. The aforementioned appeal bond expired in December 2022. In addition, the Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for each of the years ended December 31, 2024, 2023 and 2022 were $2 million, $2 million, and $3 million.

Note R. Non-Insurance Revenues from Contracts with Customers
Non-Insurance revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs over time as obligations are fulfilled. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.
Deferred Non-Insurance Warranty Revenue
The Company had deferred non-insurance warranty revenue balances of $4.5 billion and $4.7 billion reported in Deferred non-insurance warranty revenue as of December 31, 2024 and 2023. The decrease in the deferred revenue balance for the year ended December 31, 2024 was primarily driven by recognized revenue from prior periods outpacing new growth in the business. For the year ended December 31, 2024, the Company recognized $1.4 billion of revenues that were included in the deferred revenue balance as of January 1, 2024. For the year ended December 31, 2023, the Company recognized $1.4 billion of revenues that were included in the deferred revenue balance as of January 1, 2023. For the years ended December 31, 2024 and 2023, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.4 billion of the deferred revenue in 2025, $1.0 billion in 2026, $0.8 billion in 2027 and $1.3 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
For the years ended December 31, 2024 and 2023, capitalized commission costs were $3.5 billion and $3.6 billion and capitalized administrator service costs were $68 million and $62 million. For the years ended December 31, 2024 and 2023, the amount of amortization of capitalized costs was $1.2 billion and there were no impairment losses related to the costs capitalized. There were no adjustments to deferred costs recorded for the years ended December 31, 2024 and 2023.
Note S. Subsequent Event
First Quarter 2025 California Wildfires Estimates
Pretax net catastrophe losses related to the California wildfires that occurred in January of 2025 are currently estimated between approximately $40 million to $70 million, and are anticipated to be reflected in the Company's first quarter 2025 results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CNA Financial Corporation
Chicago, Illinois
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter Description
The estimation of long-term care future policy benefit reserves (“LTC future policy benefit reserves”) requires significant judgment in the selection of key assumptions, including morbidity and persistency. Estimating future experience for long term care policies is subject to significant estimation risk as the required projection period spans several decades. Morbidity and persistency experience can be volatile and modest changes in each of these assumptions can materially impact the valuation of these liabilities.
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
February 11, 2025
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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2024, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 141.

CNA Financial Corporation
Chicago, Illinois
February 11, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2024, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2024. Management's report and the independent registered public accounting firm's attestation report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
On November 15, 2024, Dino E. Robusto, the Company’s then Chairman and Chief Executive Officer and now Executive Chairman of the Board, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the sale of up to 75,000 shares of the Company’s common stock. Mr. Robusto’s trading plan is scheduled to terminate on February 27, 2026, subject to early termination in accordance with the terms of the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Dino E. Robusto (1)	Chief Executive Officer	66	2016	Chairman of the Board and Chief Executive Officer of CNA Financial Corporation since November 2016.
Douglas M. Worman (1)	Executive Vice President & Global Head of Underwriting	57	2017	Executive Vice President & Global Head of Underwriting of the CNA Insurance Companies since March 2017.
Scott R. Lindquist	Executive Vice President & Chief Financial Officer	61	2022	Executive Vice President & Chief Financial Officer of CNA Financial Corporation since February 2022. Executive Vice President of CNA Financial Corporation from January 2022 to February 2022. Retired from September 2021 to January 2022. Senior Advisor to the Chief Executive Officer of Farmers Group, Inc. from April 2021 through September 2021. Chief Financial Officer of Farmers Group, Inc. from February 2008 through April 2021.
Elizabeth A. Aguinaga	Executive Vice President & Chief Human Resources Officer	47	2018	Executive Vice President & Chief Human Resources Officer of the CNA Insurance Companies since February 2018.
Nick Creatura	President & Chief Executive Officer, Canada	61	2020	President & Chief Executive Officer, Canada of the CNA Insurance Companies since May 2017.
Daniel P. Franzetti	Executive Vice President & Chief Administrative Officer	58	2020	Executive Vice President & Chief Administrative Officer of the CNA Insurance Companies since June 2023. Executive Vice President, Worldwide Claims of the CNA Insurance Companies from April 2020 to June 2023. Chief Operating Officer, QBE North America from January 2018 through April 2020.
Robert J. Hopper	Executive Vice President & Chief Actuary	58	2020	Executive Vice President & Chief Actuary of the CNA Insurance Companies since August 2020. Executive Vice President, Actuary of the CNA Insurance Companies from February 2020 through August 2020. Senior Vice President and Actuary for Chubb Commercial Insurance from 2005 through February 2020.
Mark James	Executive Vice President, Chief Risk & Reinsurance Officer	60	2022	Executive Vice President, Chief Risk & Reinsurance Officer of the CNA Insurance Companies since July 2022. Senior Vice President, Global Chief Risk and Reinsurance Officer of the CNA Insurance Companies from October 2019 through July 2022.
Jane Possell	Executive Vice President & Chief Information Officer, Analytics, Operations	52	2023	Executive Vice President & Chief Information Officer, Analytics, Operations of the CNA Insurance Companies since January 2023. Senior Vice President & Chief Information Officer of the CNA Insurance Companies from September 2019 to January 2023.
Jalil Rehman	President & Chief Executive Officer, U.K. & Europe	60	2020
President & Chief Executive Officer, U.K. & Europe of the CNA Insurance Companies since September 2020. Senior Vice President and Chief Operating Officer, U.K. & Europe of the CNA Insurance Companies from October 2018 to September 2020.

Susan A. Stone	Executive Vice President & General Counsel	63	2021	Executive Vice President & General Counsel of CNA Financial Corporation since June 2021. General Counsel, Marsh LLC, from February 2017 through May 2021.
(1) As of January 1, 2025, Douglas M. Worman succeeded Dino E. Robusto as Chief Executive Officer of the Company and Mr. Robusto was appointed Executive Chairman of the Board of the Company.

Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company's securities by the Company’s directors, officer and employees, as well as by the Company itself. The Company believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. The Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Additional information required in Part III, Item 10 is incorporated by reference to the sections "Corporate Governance-Director Nominees' Biographical Information and Business Experience", "Corporate Governance-Audit Committee" and "Corporate Governance-Code of Business Conduct and Ethics" of the definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 is incorporated by reference to the sections "Corporate Governance-Director Compensation", "Executive Compensation-Compensation Discussion and Analysis (CD&A)", "Executive Compensation-Compensation Committee Report on Executive Compensation", "Executive Compensation-Compensation of Executive Officers" and "Executive Compensation-2024 Pay Ratio Disclosure" of the definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024. Information disclosed in the proxy statement pursuant to the Item 402(v) of Regulation S-K is expressly not incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2024	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,865,297	$42.64	2,733,433
Equity compensation plans not approved by security holders	—	—	—
Total	3,865,297	$42.64	2,733,433
Additional information required in Part III, Item 12 is incorporated by reference to the section "Stock Ownership of the Company" of the definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 is incorporated by reference to the sections "Corporate Governance-Director Independence" and "Corporate Governance-Related Party Transactions" of the definitive proxy statement for the 2025 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB No. 34).
Information required in Part III, Item 14 is incorporated by reference to the section "Ratification of Deloitte & Touche LLP as Independent Registered Public Accountants for CNA for 2025" of the definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2	P

	Certificate of Amendment of Certificate of Incorporation dated, May 1, 2024 (Exhibit 3.1.3 to June 30, 2024 Form 10-Q incorporated herein by reference)	3.1.3

	By-Laws of CNA Financial Corporation, as amended and restated effective October 30, 2024 (Exhibit 3.1 to Form 8-K filed October 30, 2024 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

	Description of Registered Securities (Exhibit 4.2 to 2019 Form 10-K incorporated herein by reference)	4.2

(10)	Material contracts:

	Second Amended and Restated Credit Agreement dated December 6, 2023 among the registrant, Wells Fargo Bank, National Association, J.P. Morgan Chase Bank, N.A., Associated Bank, National Association, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., The Northern Trust Company, and U.S. Bank National Association (Exhibit 10.1 to 2023 Form 10-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2	P

	Investment Facilities and Services Agreement, dated January 1, 2006, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.3 to 2007 Form 10-K incorporated herein by reference)	10.3

	Amendment to Investment Facilities and Services Agreement, dated January 1, 2007, by and among Loews/CNA Holdings, Inc. and CNA Financial Corporation (Exhibit 10.3.1 to 2007 Form 10-K incorporated herein by reference)	10.3.1

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2020 (Exhibit A to Form DEF 14A, filed March 20, 2020)	10.4	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Deferred Compensation and Savings Plan, restated as of January 1, 2022 (Exhibit 10.6 to December 31, 2021 Form 10-K incorporated herein by reference)	10.6	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Annual Performance Share Plan (Exhibit 10.1 to March 31, 2017 Form 10-Q incorporated herein by reference)	10.7	+

	Employment Agreement, dated June 5, 2024, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to June 30, 2024 Form 10-Q incorporated herein by reference)	10.8	+

	Employment Agreement, dated June 5, 2024, between CNA Financial Corporate and Douglas M. Worman (Exhibit 10.2 to June 30, 2024 Form 10-Q incorporated herein by reference)	10.9	+

	General Release and Separation Agreement, dated July 7, 2023 between CNA Financial Corporation and Gary Haase (Exhibit 10.2 to June 30, 2023 Form 10-Q incorporated herein by reference)	10.10	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.12

	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.13

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.16

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.17

	Master Transaction Agreement, dated as of December 30, 2020, by and between Continental Casualty Company and Cavello Bay Reinsurance Limited (including the forms of the Reinsurance Agreement and Trust Agreement) (Exhibit 10.1 to Form 8-K filed December 31, 2020 incorporated herein by reference)	10.18

(19)	Insider trading policies and procedures

	CNA Financial Corporation Insider Trading Policy	19.1

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications
	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation

	CNA Financial Corporation Clawback Policy (Exhibit 97.1 to December 31, 2023 Form 10-K incorporated herein by reference)	97.1

(101)	XBRL - Interactive Data File

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

	Inline XBRL Taxonomy Extension Schema	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

	Inline XBRL Taxonomy Label Linkbase	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1

* CNA Financial Corporation hereby agrees to furnish to the Commission upon request copies of instruments with respect to long-term debt, pursuant to Item 601(b)(4) (iii) of Regulation S-K.

P - Per Item 102(d) of Regulation S-T [17CFR 232.102(d)], these exhibits do not need to be hyperlinked.

+ Management contract or compensatory plan or arrangement.

Except for Exhibits 10.1, 19.1, 21.1, 23.1, 31.1, 31.2, 32.1, 32.2, 97.1 and the XBRL documents as discussed in the note above, the exhibits above are not included in this report, but are on file with the SEC.

SCHEDULE I. SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
Incorporated herein by reference to Note B to the Consolidated Financial Statements included under Item 8.
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income

Years ended December 31
(In millions)	2024	2023	2022
Revenues
Net investment income	$42	$41	$8
Total revenues	42	41	8
Expenses
Administrative and general	2	2	1
Interest	132	126	112
Total expenses	134	128	113
Loss from operations before income taxes and equity in net income of subsidiaries	(92)	(87)	(105)
Income tax benefit	7	4	6
Loss before equity in net income of subsidiaries	(85)	(83)	(99)
Equity in net income of subsidiaries	1,044	1,288	781
Net income	959	1,205	682
Equity in other comprehensive income (loss) of subsidiaries	681	926	(2,238)
Total comprehensive income (loss)	$1,640	$2,131	$(1,556)
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2024	2023
Assets
Investment in subsidiaries	$12,684	$11,948
Cash	1	1
Short-term investments	846	1,009
Amounts due from affiliates	4	4
Other assets	1	1
Total assets	$13,536	$12,963
Liabilities
Short-term debt	$—	$550
Long-term debt	2,973	2,481
Other liabilities	50	39
Total liabilities	3,023	3,070
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,844,681 and 270,881,457 shares outstanding)	683	683
Additional paid-in capital	2,229	2,221
Retained earnings	9,686	9,755
Accumulated other comprehensive loss	(1,991)	(2,672)
Treasury stock (2,195,562 and 2,158,786 shares), at cost	(94)	(94)
Total stockholders' equity	10,513	9,893
Total liabilities and stockholders' equity	$13,536	$12,963
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$959	$1,205	$682
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(1,044)	(1,288)	(781)
Dividends received from subsidiaries	995	1,055	990
Other, net	9	2	28
Net cash flows provided by operating activities	919	974	919
Cash Flows from Investing Activities
Change in short-term investments	204	(395)	114
Capital contributions to subsidiaries	(6)	(3)	—
Net cash flows provided (used) by investing activities	198	(398)	114
Cash Flows from Financing Activities
Dividends paid to common stockholders	(1,025)	(787)	(982)
Proceeds from the issuance of debt	490	491	—
Repayment of debt	(550)	(243)	—
Purchase of treasury stock	(20)	(24)	(39)
Other, net	(12)	(14)	(11)
Net cash flows used by financing activities	(1,117)	(577)	(1,032)
Net change in cash	—	(1)	1
Cash, beginning of year	1	2	1
Cash, end of year	$1	$1	$2

See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 92% of the outstanding common stock of CNAF as of December 31, 2024.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note P to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note H to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2024
Allowance for uncollectible:
Insurance and reinsurance receivables	$50	$7	$—	$(10)	$47
Allowance for credit losses:
Mortgage loan receivables	$35	$—	$—	$—	$35
Fixed maturity securities	$16	$—	$43	$(14)	$45
Year ended December 31, 2023
Allowance for uncollectible:
Insurance and reinsurance receivables	$51	$11	$—	$(12)	$50
Allowance for credit losses:
Mortgage loan receivables	$24	$—	$11	$—	$35
Fixed maturity securities	$1	$—	$44	$(29)	$16
Year ended December 31, 2022
Allowance for uncollectible:
Insurance and reinsurance receivables	$50	$8	$—	$(7)	$51
Allowance for credit losses:
Mortgage loan receivables	$16	$—	$8	$—	$24
Fixed maturity securities	$18	$—	$4	$(21)	$1
Effects of foreign currency translation, changes in the estimate of the allowance for credit losses on mortgage loan receivables, increases in the estimate of the allowance for credit losses on fixed maturity securities and allowances established with respect to assets purchased with credit deterioration are presented within the Charged to Other Accounts column in the table above. Write-offs of uncollectible amounts and reductions to the allowance for credit losses due to securities sold during the period or the reversal for securities that had an allowance recorded in a previous period are presented within the Deductions column in the table above.

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2024	2023	2022
Balance Sheet Data
Deferred acquisition costs	$959	$896
Reserves for unpaid claim and claim adjustment expenses	24,976	23,304
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.6%)	615	647
Unearned premiums	7,346	6,933
Statement of Operations Data
Net written premiums	$10,605	$9,892	$9,128
Net earned premiums	10,211	9,480	8,667
Net investment income	2,396	2,163	1,751
Incurred claim and claim adjustment expenses related to current year	6,330	5,667	5,181
Incurred claim and claim adjustment expenses related to prior years	42	48	(32)
Amortization of deferred acquisition costs	1,798	1,644	1,490
Paid claim and claim adjustment expenses	5,189	4,601	4,302

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 11, 2025	By	/s/ Douglas M. Worman
Douglas M. Worman President and Chief Executive Officer (Principal Executive Officer)

Dated: February 11, 2025	By	/s/ Scott R. Lindquist
Scott R. Lindquist Chief Financial Officer (Principal Financial Officer)

Dated: February 11, 2025	By	/s/ Amy M. Smith
Amy M. Smith Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 11, 2025	By	/s/ Dino E. Robusto
(Dino E. Robusto, Executive Chairman of the Board of Directors)

Dated: February 11, 2025	By	/s/ Douglas M. Worman
(Douglas M. Worman, Director, President and Chief Executive Officer)

Dated: February 11, 2025	By	/s/ Michael A. Bless
(Michael A. Bless, Director)

Dated: February 11, 2025	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 11, 2025	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 11, 2025	By	/s/ Andre Rice
(Andre Rice, Director)

Dated: February 11, 2025	By	/s/ Kenneth I. Siegel
(Kenneth I. Siegel, Director)

Dated: February 11, 2025	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 11, 2025	By	/s/ Benjamin J. Tisch
(Benjamin J. Tisch, Director)

Dated: February 11, 2025	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 11, 2025	By	/s/ Jane Wang
(Jane Wang, Director)