Form 10-Q
period 2025-03-31
CNA FINANCIAL CORP
filed 2025-05-05
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
NYSE Texas

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 1, 2025, 270,621,865 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2025	2024
Revenues
Net earned premiums	$2,626	$2,441
Net investment income	604	609
Net investment losses	(9)	(22)
Non-insurance warranty revenue	397	407
Other revenues	9	9
Total revenues	3,627	3,444
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $8 and $15)	2,027	1,807
Amortization of deferred acquisition costs	471	444
Non-insurance warranty expense	385	394
Other operating expenses	363	337
Interest expense	32	35
Total claims, benefits and expenses	3,278	3,017
Income before income tax	349	427
Income tax expense	(75)	(89)
Net income	$274	$338

Basic earnings per share	$1.01	$1.24

Diluted earnings per share	$1.00	$1.24

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.3	271.6
Diluted	272.6	272.7
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended March 31
(In millions)	2025	2024
Comprehensive Income
Net income	$274	$338
Other Comprehensive Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(3)	2
Net unrealized gains and losses on other investments	283	(217)
Net unrealized gains and losses on investments	280	(215)
Impact of changes in discount rates used to measure long-duration contract liabilities	(114)	341
Foreign currency translation adjustment	38	(32)
Pension and postretirement benefits	2	6
Other comprehensive income, net of tax	206	100
Total comprehensive income	$480	$438
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $43,991 and $43,481, less allowance for credit loss of $47 and $45)	$41,973	$41,111
Equity securities at fair value (cost of $677 and $632)	695	659
Limited partnership investments	2,572	2,520
Other invested assets	96	85
Mortgage loans (less allowance for credit loss of $35 and $35)	1,049	1,019
Short-term investments	1,584	2,088
Total investments	47,969	47,482
Cash	483	472
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $21)	6,266	6,051
Insurance receivables (less allowance for uncollectible receivables of $26 and $26)	3,703	3,671
Accrued investment income	465	451
Deferred acquisition costs	999	959
Deferred income taxes	779	850
Property and equipment at cost (less accumulated depreciation of $330 and $314)	291	295
Goodwill	146	145
Deferred non-insurance warranty acquisition expense	3,493	3,525
Other assets (includes $— and $— due from Loews Corporation)	2,732	2,591
Total assets	$67,326	$66,492
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$25,581	$24,976
Unearned premiums	7,504	7,346
Future policy benefits	13,304	13,158
Short-term debt	500	—
Long-term debt	2,474	2,973
Deferred non-insurance warranty revenue	4,488	4,530
Other liabilities (includes $62 and $47 due to Loews Corporation)	3,196	2,996
Total liabilities	57,047	55,979
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,620,627 and 270,844,681 shares outstanding)	683	683
Additional paid-in capital	2,204	2,229
Retained earnings	9,287	9,686
Accumulated other comprehensive loss	(1,785)	(1,991)
Treasury stock (2,419,616 and 2,195,562 shares), at cost	(110)	(94)
Total stockholders’ equity	10,279	10,513
Total liabilities and stockholders' equity	$67,326	$66,492
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2025	2024
Cash Flows from Operating Activities
Net income	$274	$338
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	27	39
Trading portfolio activity	(2)	—
Net investment losses	9	22
Equity method investees	1	(25)
Net amortization of investments	(49)	(57)
Depreciation and amortization	17	16
Changes in:
Receivables, net	(221)	(162)
Accrued investment income	(14)	(4)
Deferred acquisition costs	(37)	(34)
Insurance reserves	656	443
Other, net	(23)	(72)
Net cash flows provided by operating activities	638	504
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	643	736
Fixed maturity securities - maturities, calls and redemptions	814	507
Equity securities	104	186
Limited partnerships	25	12
Mortgage loans	8	18
Purchases:
Fixed maturity securities	(1,775)	(1,621)
Equity securities	(124)	(169)
Limited partnerships	(78)	(77)
Mortgage loans	(37)	(12)
Change in other investments	(10)	(2)
Change in short-term investments	536	192
Purchases of property and equipment	(18)	(20)
Other, net	—	1
Net cash flows provided (used) by investing activities	88	(249)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(673)	(667)
Proceeds from the issuance of debt	—	490
Purchase of treasury stock	(34)	—
Other, net	(15)	(12)
Net cash flows used by financing activities	(722)	(189)
Effect of foreign exchange rate changes on cash	7	(2)
Net change in cash	11	64
Cash, beginning of year	472	345
Cash, end of period	$483	$409
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2025	2024
Common Stock
Balance, beginning of year	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of year	2,229	2,221
Stock-based compensation	(25)	(20)
Balance, end of period	2,204	2,201
Retained Earnings
Balance, beginning of year	9,686	9,755
Dividends to common stockholders ($2.46 and $2.44 per share)	(673)	(668)
Net income	274	338
Balance, end of period	9,287	9,425
Accumulated Other Comprehensive Loss
Balance, beginning of year	(1,991)	(2,672)
Other comprehensive income	206	100
Balance, end of period	(1,785)	(2,572)
Treasury Stock
Balance, beginning of year	(94)	(94)
Stock-based compensation	18	19
Purchase of treasury stock	(34)	—
Balance, end of period	(110)	(75)
Total stockholders' equity	$10,279	$9,662
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of March 31, 2025.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2024, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Pending Adoption
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Therefore, for the Company, the guidance is effective for the Annual Report on Form 10-K for the year ended December 31, 2025.
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

Note B. Earnings Per Share Data
Earnings per share is based on weighted average number of outstanding common shares. Basic earnings per share excludes the impact of dilutive securities and is computed by dividing Net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Three months ended March 31
(In millions, except per share data)	2025	2024
Net income	$274	$338

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.3	271.6
Diluted
Weighted average shares outstanding	271.3	271.6
Dilutive effect of stock-based awards under compensation plans	1.3	1.1
Total	272.6	272.7

Earnings per share
Basic	$1.01	$1.24
Diluted	$1.00	$1.24
Excluded from the calculation of diluted earnings per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
The Company repurchased 700,000 shares of CNAF common stock at an aggregate cost of $34 million during the three months ended March 31, 2025. There were no share repurchases during the three months ended March 31, 2024.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2025	2024
Fixed maturity securities	$522	$502
Equity securities	6	22
Limited partnership investments	56	54
Mortgage loans	16	15
Short-term investments	19	28
Trading portfolio	1	1
Other	6	8
Gross investment income	626	630
Investment expense	(22)	(21)
Net investment income	$604	$609
Net investment income (loss) recognized due to the change in fair value of common stock held as of March 31, 2025 and 2024	$(4)	$13
Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2025	2024
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$13	$14
Gross losses	(22)	(46)
Net investment gains (losses) on fixed maturity securities	(9)	(32)
Equity securities	—	11
Short-term investments and other	—	(1)
Net investment gains (losses)	$(9)	$(22)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of March 31, 2025 and 2024	$(2)	$11
The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Three months ended March 31
(In millions)	2025	2024
Fixed maturity securities available-for-sale:
Corporate and other bonds	$7	$9
Asset-backed	—	5
Impairment losses (gains) recognized in earnings	$7	$14
There were no losses recognized on mortgage loans during the three months ended March 31, 2025 or 2024.

The following tables present a summary of fixed maturity securities.

March 31, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$26,388	$502	$1,149	$15	$25,726
States, municipalities and political subdivisions	7,246	227	829	—	6,644
Asset-backed:
Residential mortgage-backed	3,844	20	426	—	3,438
Commercial mortgage-backed	1,788	14	119	18	1,665
Other asset-backed	3,816	24	216	14	3,610
Total asset-backed	9,448	58	761	32	8,713
U.S. Treasury and obligations of government-sponsored enterprises	219	1	2	—	218
Foreign government	688	8	26	—	670
Total fixed maturity securities available-for-sale	43,989	796	2,767	47	41,971
Total fixed maturity securities trading	2	—	—	—	2
Total fixed maturity securities	$43,991	$796	$2,767	$47	$41,973

December 31, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835	—	6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488	—	3,244
Commercial mortgage-backed	1,830	11	142	18	1,681
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,325	42	869	32	8,466
U.S. Treasury and obligations of government-sponsored enterprises	220	1	1	—	220
Foreign government	701	6	30	—	677
Total fixed maturity securities available-for-sale	43,481	715	3,040	45	41,111
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$43,481	$715	$3,040	$45	$41,111

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5,816	$141	$9,986	$1,008	$15,802	$1,149
States, municipalities and political subdivisions	944	51	2,986	778	3,930	829
Asset-backed:
Residential mortgage-backed	413	9	2,016	417	2,429	426
Commercial mortgage-backed	98	1	969	118	1,067	119
Other asset-backed	629	16	1,499	200	2,128	216
Total asset-backed	1,140	26	4,484	735	5,624	761
U.S. Treasury and obligations of government-sponsored enterprises	43	1	42	1	85	2
Foreign government	105	2	300	24	405	26
Total	$8,048	$221	$17,798	$2,546	$25,846	$2,767

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	230	3	988	139	1,218	142
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,759	46	4,555	823	6,314	869
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41	—	90	1
Foreign government	118	3	368	27	486	30
Total	$9,019	$267	$18,319	$2,773	$27,338	$3,040

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,212	$322	$2,567	$373
AAA	1,453	265	1,830	283
AA	3,981	701	4,257	730
A	6,254	527	6,340	582
BBB	10,922	849	11,548	980
Non-investment grade	1,024	103	796	92
Total	$25,846	$2,767	$27,338	$3,040
Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2025 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of March 31, 2025.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $456 million, $442 million, and $437 million as of March 31, 2025, December 31, 2024, and March 31, 2024 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	—	2
Balance as of March 31, 2025	$15	$32	$47

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities sold during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	5	5
Balance as of March 31, 2024	$3	$17	$20

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2025		December 31, 2024
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,842	$1,826	$1,761	$1,753
Due after one year through five years	11,606	11,371	11,678	11,403
Due after five years through ten years	13,277	12,742	13,134	12,415
Due after ten years	17,264	16,032	16,908	15,540
Total	$43,989	$41,971	$43,481	$41,111
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of March 31, 2025, the Company had commitments to purchase or fund approximately $1,575 million and sell approximately $95 million under the terms of these investments.
Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

March 31, 2025	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2025	2024	2023	2022	2021	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$—	$33	$9	$—	$209	$251
LTV 55% to 65%	—	—	—	15	11	16	42
LTV greater than 65%	—	—	12	31	12	—	55
DSCR 1.2x - 1.6x
LTV less than 55%	—	60	28	5	2	137	232
LTV 55% to 65%	—	41	31	20	30	58	180
LTV greater than 65%	—	—	—	46	—	—	46
DSCR ≤1.2
LTV less than 55%	—	—	—	—	—	21	21
LTV 55% to 65%	37	—	23	73	—	20	153
LTV greater than 65%	—	—	—	35	21	48	104
Total	$37	$101	$127	$234	$76	$509	$1,084
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of March 31, 2025, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

March 31, 2025				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$222	$25,043	$1,351	$26,616
States, municipalities and political subdivisions	—	6,600	44	6,644
Asset-backed	—	7,824	889	8,713
Total fixed maturity securities	222	39,467	2,284	41,973
Equity securities:
Common stock	165	—	17	182
Non-redeemable preferred stock	35	478	—	513
Total equity securities	200	478	17	695
Short-term and other	1,368	43	—	1,411
Total assets	$1,790	$39,988	$2,301	$44,079

Total liabilities	$—	$—	$—	$—

December 31, 2024				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions	—	6,762	42	6,804
Asset-backed	—	7,590	876	8,466
Total fixed maturity securities	223	38,692	2,196	41,111
Equity securities:
Common stock	162	—	18	180
Non-redeemable preferred stock	36	441	2	479
Total equity securities	198	441	20	659
Short-term and other	1,852	70	—	1,922
Total assets	$2,273	$39,203	$2,216	$43,692

Total liabilities	$—	$—	$—	$—

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2025	$1,278	$42	$876	$20	$2,216
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	2	2
Reported in Net investment income	—	—	4	(1)	3
Reported in Other comprehensive income (loss)	21	2	1	—	24
Total realized and unrealized investment gains (losses)	21	2	5	1	29
Purchases	55	—	27	—	82
Sales	—	—	—	—	—
Settlements	(18)	—	(19)	(4)	(41)
Transfers into Level 3	15	—	—	—	15
Transfers out of Level 3	—	—	—	—	—
Balance as of March 31, 2025	$1,351	$44	$889	$17	$2,301
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2025 recognized in Other comprehensive income (loss) in the period	21	2	1	—	24

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2024	$1,045	$44	$901	$24	$2,014
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(4)	—	(4)
Reported in Net investment income	—	—	6	6	12
Reported in Other comprehensive income (loss)	(12)	(1)	(5)	—	(18)
Total realized and unrealized investment gains (losses)	(12)	(1)	(3)	6	(10)
Purchases	74	—	18	—	92
Sales	—	—	(9)	(19)	(28)
Settlements	(36)	—	(17)	—	(53)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(19)	—	(19)
Balance as of March 31, 2024	$1,082	$43	$871	$11	$2,007
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$1	$1
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2024 recognized in Other comprehensive income (loss) in the period	(14)	(1)	(5)	—	(20)
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
As of March 31, 2025 and December 31, 2024, there were $90 million and $79 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.

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

March 31, 2025	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,805	Discounted cash flow	Credit spread	1% - 7% (2%)

December 31, 2024	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1% - 6% (2%)
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

March 31, 2025	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,049	$—	$—	$1,035	$1,035
Liabilities
Short-term debt	$500	$—	$499	$—	$499
Long-term debt	2,474	—	2,410	—	2,410

December 31, 2024	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,019	$—	$—	$987	$987
Liabilities
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	2,973	—	2,885	—	2,885
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $97 million and $88 million for the three months ended March 31, 2025 and 2024 driven by severe weather related events, including $53 million for the California wildfires in 2025.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Three months ended March 31
(In millions)	2025	2024
Reserves, beginning of year:
Gross	$24,976	$23,304
Ceded	5,713	5,141
Net reserves, beginning of year	19,263	18,163
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,650	1,502
Increase (decrease) in provision for insured events of prior years	80	(6)
Amortization of discount	10	10
Total net incurred (1)	1,740	1,506
Net payments attributable to:
Current year events	(80)	(113)
Prior year events	(1,212)	(1,168)
Total net payments	(1,292)	(1,281)
Foreign currency translation adjustment and other	53	(41)
Net reserves, end of period	19,764	18,347
Ceded reserves, end of period	5,817	5,241
Gross reserves, end of period	$25,581	$23,588
(1) Total net incurred does not agree to Insurance claims and policyholders' benefits as reflected on the Condensed Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting and uncollectible reinsurance, benefit expenses related to future policy benefits and policyholders' dividends, which are not reflected in the table above.
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Three months ended March 31
(In millions)	2025	2024
Pretax (favorable) unfavorable development:
Specialty	$10	$(5)
Commercial	51	(2)
International	—	—
Corporate & Other	22	—
Total pretax (favorable) unfavorable development	$83	$(7)
Unfavorable development of $22 million was recorded within the Corporate & Other segment for the three months ended March 31, 2025, associated with legacy mass tort abuse claims.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Three months ended March 31
(In millions)	2025	2024
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$—
Other Professional Liability and Management Liability	—	—
Surety	—	(18)
Warranty	10	13
Other	—	—
Total pretax (favorable) unfavorable development	$10	$(5)
2025
Unfavorable development in warranty was primarily due to higher than expected frequency and severity in the most recent accident year for auto warranty.
2024
Favorable development in surety was primarily due to lower than expected frequency and lack of systemic activity in multiple accident years.
Unfavorable development in warranty was primarily due to higher than expected frequency and severity in a recent accident year.
Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2025	2024
Pretax (favorable) unfavorable development:
Commercial Auto	$50	$—
General Liability	—	—
Workers' Compensation	1	(2)
Property and Other	—	—
Total pretax (favorable) unfavorable development	$51	$(2)
2025
Unfavorable development in commercial auto was due to higher than expected claim severity largely in the Company's construction business in the most recent accident year.
International
The following table presents further detail of the development recorded for the International segment.

Three months ended March 31
(In millions)	2025	2024
Pretax (favorable) unfavorable development:
Commercial	$—	$—
Specialty	—	—
Other	—	—
Total pretax (favorable) unfavorable development	$—	$—

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $17 million and $12 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the cumulative amounts ceded under the LPT were $3.7 billion. The unrecognized deferred retroactive reinsurance benefit was $408 million and $425 million as of March 31, 2025 and December 31, 2024 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.3 billion as of March 31, 2025. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
Credit Risk for Ceded Reserves
The majority of the Company’s outstanding voluntary reinsurance receivables are due from reinsurers with financial strength ratings of A- or higher. Receivables due from reinsurers with lower financial strength ratings are primarily due from captive reinsurers and are backed by collateral arrangements.

Note F. Future Policy Benefits Reserves
Future policy benefits reserves are associated with the Company's run-off long-term care business, which is included in the Life & Group segment, and relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. Future policy benefits reserves are comprised of the liability for future policyholder benefits (LFPB) which is reflected as Insurance reserves: Future policy benefits on the Condensed Consolidated Balance Sheets.
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
See Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2024 for further information on the long-term care reserving process.

The following table summarizes balances and changes in the LFPB.

(In millions)	2025	2024
Present value of future net premiums
Balance, January 1	$3,425	$3,710
Effect of changes in discount rate	(7)	(125)
Balance, January 1, at original locked in discount rate	3,418	3,585
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	5	(28)
Adjusted balance, January 1	3,423	3,557
Interest accrual	44	47
Net premiums: earned during period	(101)	(107)
Balance, end of period at original locked in discount rate	3,366	3,497
Effect of changes in discount rate	38	56
Balance, March 31	$3,404	$3,553

Present value of future benefits & expenses
Balance, January 1	$16,583	$17,669
Effect of changes in discount rate	440	(578)
Balance, January 1, at original locked in discount rate	17,023	17,091
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	13	(13)
Adjusted balance, January 1	17,036	17,078
Interest accrual	229	231
Benefit & expense payments	(293)	(321)
Balance, end of period at original locked in discount rate	16,972	16,988
Effect of changes in discount rate	(264)	78
Balance, March 31	$16,708	$17,066

Net LFPB	$13,304	$13,513
(1) As of March 31, 2025 and 2024 the re-measurement gain (loss) of $(8) million and $(15) million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the Company’s long-term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended March 31	Three Months
(In millions)	2025	2024
Earned premiums	$106	$110
Interest accretion	185	184
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of March 31
(In millions)	2025	2024
Expected future benefit and expense payments	$31,433	$32,474
Expected future gross premiums	5,089	5,270
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,550 million and $3,664 million as of March 31, 2025 and 2024.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of March 31, 2025 and 2024.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of March 31		As of December 31
	2025	2024	2024
Original locked in discount rate	5.19%	5.22%	5.20%
Upper-medium grade fixed income instrument discount rate	5.40	5.20	5.51
For the three months ended March 31, 2025 and 2024, immediate charges to net income resulting from adverse development in certain cohorts where the Net Premium Ratio (NPR) exceeded 100% were $14 million and $20 million. For the three months ended March 31, 2025 and 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was $6 million and $2 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2025, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2025	2024
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$9	$22
Expected return on plan assets	(14)	(29)
Amortization of net actuarial loss (gain)	2	7
Total net periodic pension cost (benefit)	$(3)	$—
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Three months ended March 31
(In millions)	2025	2024
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$(1)	$—
Other operating expenses	(2)	—
Total net periodic pension cost (benefit)	$(3)	$—

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2025	$(13)	$(1,876)	$(191)	$353	$(264)	$(1,991)
Other comprehensive income (loss) before reclassifications	(5)	277	—	(114)	38	196
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $1, $—, $—, $— and $1	(2)	(6)	(2)	—	—	(10)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(74), $—, $31, $— and $(42)	(3)	283	2	(114)	38	206
Balance as of March 31, 2025	$(16)	$(1,593)	$(189)	$239	$(226)	$(1,785)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2024	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)
Other comprehensive income (loss) before reclassifications	(1)	(239)	—	341	(32)	69
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $6, $1, $—, $— and $8	(3)	(22)	(6)	—	—	(31)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $58, $(1), $(91), $— and $(35)	2	(217)	6	341	(32)	100
Balance as of March 31, 2024	$(10)	$(1,830)	$(519)	$(18)	$(195)	$(2,572)

Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2024. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income is allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$830	$1,380	$310	$106	$—	$—	$2,626
Net investment income	151	177	34	226	16	—	604
Non-insurance warranty revenue	397	—	—	—	—	—	397
Other revenues	1	8	—	—	3	(3)	9
Total operating revenues	1,379	1,565	344	332	19	(3)	3,636
Claims, benefits and expenses
Net incurred claims and benefits	509	1,007	192	300	9	—	2,017
Policyholders’ dividends	2	8	—	—	—	—	10
Amortization of deferred acquisition costs	189	219	63	—	—	—	471
Non-insurance warranty expense	385	—	—	—	—	—	385
Insurance related administrative expenses	88	163	40	30	—	—	321
Interest expense	—	—	—	—	32	—	32
Other expenses (1)	15	10	(1)	—	21	(3)	42
Total claims, benefits and expenses	1,188	1,407	294	330	62	(3)	3,278

Income tax (expense) benefit on core income (loss)	(41)	(34)	(13)	4	7	—	(77)

Core income (loss)	$150	$124	$37	$6	$(36)	$—	$281
Net investment gains (losses)							(9)
Income tax (expense) benefit on net investment gains (losses)							2
Net investment gains (losses), after tax							(7)
Net income (loss)							$274
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

March 31, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,624	$1,739	$558	$81	$2,286	$—	$6,288
Insurance receivables	992	2,306	429	2	—	—	3,729
Deferred acquisition costs	441	423	135	—	—	—	999
Goodwill	117	—	29	—	—	—	146
Deferred non-insurance warranty acquisition expense	3,493	—	—	—	—	—	3,493
Insurance reserves
Claim and claim adjustment expenses	7,572	11,708	3,046	616	2,639	—	25,581
Unearned premiums	3,267	3,366	760	112	—	(1)	7,504
Future policy benefits	—	—	—	13,304	—	—	13,304
Deferred non-insurance warranty revenue	4,488	—	—	—	—	—	4,488

Three months ended March 31, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$814	$1,202	$315	$110	$—	$—	$2,441
Net investment income	150	176	31	231	21	—	609
Non-insurance warranty revenue	407	—	—	—	—	—	407
Other revenues	1	8	—	—	3	(3)	9
Total operating revenues	1,372	1,386	346	341	24	(3)	3,466
Claims, benefits and expenses
Net incurred claims and benefits	477	828	189	312	(8)	—	1,798
Policyholders’ dividends	2	7	—	—	—	—	9
Amortization of deferred acquisition costs	178	200	66	—	—	—	444
Non-insurance warranty expense	394	—	—	—	—	—	394
Insurance related administrative expenses	81	138	39	29	—	—	287
Interest expense	1	—	—	—	34	—	35
Other expenses (1)	14	12	2	—	25	(3)	50
Total claims, benefits and expenses	1,147	1,185	296	341	51	(3)	3,017

Income tax (expense) benefit on core income (loss)	(48)	(43)	(13)	5	5	—	(94)

Core income (loss)	$177	$158	$37	$5	$(22)	$—	$355
Net investment gains (losses)							(22)
Income tax (expense) benefit on net investment gains (losses)							5
Net investment gains (losses), after tax							(17)
Net income (loss)							$338
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

Three months ended March 31
(In millions)	2025	2024
Specialty
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$499	$482
Catastrophe losses	—	—
(Favorable) unfavorable development (1)	10	(5)
Commercial
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$868	$746
Catastrophe losses	86	82
(Favorable) unfavorable development (1)	51	(2)
International
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$181	$183
Catastrophe losses	11	6
(Favorable) unfavorable development (1)	—	—
(1) (Favorable) unfavorable development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.
The following table presents operating revenues by line of business for each reportable segment.

Three months ended March 31
(In millions)	2025	2024
Specialty
Management & Professional Liability	$746	$729
Surety	188	182
Warranty & Alternative Risks	445	461
Specialty revenues	1,379	1,372
Commercial
Middle Market	466	432
Construction	510	455
Small Business	156	154
Other Commercial	433	345
Commercial revenues	1,565	1,386
International
Canada	94	98
Europe	144	143
Hardy	106	105
International revenues	344	346
Life & Group revenues	332	341
Corporate & Other revenues	19	24
Eliminations	(3)	(3)
Total operating revenues	3,636	3,466
Net investment gains (losses)	(9)	(22)
Total revenues	$3,627	$3,444

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had a deferred non-insurance warranty revenue balance of $4.5 billion reported under Liabilities as of March 31, 2025 and December 31, 2024. For the three months ended March 31, 2025 and 2024, the Company recognized $0.4 billion of revenues in each period that were included in the deferred revenue balance as of January 1, 2025 and 2024. For the three months ended March 31, 2025 and 2024, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.1 billion of the deferred revenue in the remainder of 2025, $1.0 billion in 2026, $0.9 billion in 2027 and $1.5 billion thereafter.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Conditions and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024.
We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses and gains or losses resulting from pension settlement transactions. Net investment gains or losses are excluded from the calculation of core income (loss) because they are generally driven by economic factors that are not necessarily reflective of our primary operations. The calculation of core income (loss) excludes gains or losses resulting from pension settlement transactions as they result from decisions regarding our defined benefit pension plans which are unrelated to our primary operations. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate our primary operations. See further discussion regarding how we manage our business in Note J to the Condensed Consolidated Financial Statements included under Part I, Item 1. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please refer herein and/or to our most recent Annual Report on Form 10-K on file with the Securities and Exchange Commission.
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe losses and development-related items from the loss ratio. Development-related items represents net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss ratio, the expense ratio and the dividend ratio. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate our underwriting performance since they remove the impact of catastrophe losses which are unpredictable as to timing and amount, and development-related items as they are not indicative of our current year underwriting performance.
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development within this MD&A. These changes can be favorable or unfavorable. Net prior year loss reserve development does not include the effect of any related acquisition expenses. Further information on our reserves is provided in Note E and Note F to the Condensed Consolidated Financial Statements included under Part I, Item 1.
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
The following tables present a reconciliation of net income to underwriting gain (loss) and underlying underwriting gain (loss):

Three months ended March 31, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$149	$124	$38	$311
Net investment losses (gains), after tax	1	—	(1)	—
Core income	$150	$124	$37	$311
Less:
Net investment income	151	177	34	362
Non-insurance warranty revenue (expense)	12	—	—	12
Other revenue (expense), including interest expense	(14)	(2)	1	(15)
Income tax expense on core income	(41)	(34)	(13)	(88)
Underwriting gain (loss)	42	(17)	15	40
Effect of catastrophe losses	—	86	11	97
Effect of unfavorable development-related items	10	53	—	63
Underlying underwriting gain	$52	$122	$26	$200

Three months ended March 31, 2024	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$167	$144	$37	$348
Net investment losses, after tax	10	14	—	24
Core income	$177	$158	$37	$372
Less:
Net investment income	150	176	31	357
Non-insurance warranty revenue (expense)	13	—	—	13
Other revenue (expense), including interest expense	(14)	(4)	(2)	(20)
Income tax expense on core income	(48)	(43)	(13)	(104)
Underwriting gain	76	29	21	126
Effect of catastrophe losses	—	82	6	88
Effect of favorable development-related items	(5)	—	—	(5)
Underlying underwriting gain	$71	$111	$27	$209

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
The accounting estimates discussed below are considered by us to be critical to an understanding of our Condensed Consolidated Financial Statements as their application places the most significant demands on our judgment:
•Insurance Reserves
•Long-Term Care Reserves
•Reinsurance and Insurance Receivables
•Valuation of Investments and Impairment of Securities
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from our estimates and may have a material adverse impact on our results of operations, financial condition, equity, business, and insurer financial strength and corporate debt ratings. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

Three months ended March 31
(In millions)	2025	2024
Operating Revenues
Net earned premiums	$2,626	$2,441
Net investment income	604	609
Non-insurance warranty revenue	397	407
Other revenues	9	9
Total operating revenues	3,636	3,466
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement loss of $8 and $15)	2,017	1,798
Policyholders' dividends	10	9
Amortization of deferred acquisition costs	471	444
Non-insurance warranty expense	385	394
Insurance related administrative expenses	321	287
Interest expense	32	35
Other expenses	42	50
Total claims, benefits and expenses	3,278	3,017
Income tax expense on core income	(77)	(94)
Core income	281	355
Net investment losses	(9)	(22)
Income tax benefit on net investment losses	2	5
Net investment losses, after tax	(7)	(17)
Net income	$274	$338
Core income decreased $74 million for the three months ended March 31, 2025 as compared with the same period in 2024. Core income for our Property & Casualty Operations decreased $61 million primarily driven by lower underwriting results partially offset by higher net investment income. Core income for our Life & Group segment increased $1 million, while core loss for our Corporate & Other segment increased $14 million.
Catastrophe losses were $97 million and $88 million for the three months ended March 31, 2025 and 2024, primarily driven by severe weather related events, including $53 million for the California wildfires in 2025. Unfavorable net prior year loss reserve development of $83 million was recorded for the three months ended March 31, 2025 as compared with favorable net prior year loss reserve development of $7 million recorded for the three months ended March 31, 2024 related to our Specialty, Commercial and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024
Gross written premiums	$1,672	$1,682
Gross written premiums excluding third-party captives	930	880
Net written premiums	842	792
Net earned premiums	830	814
Underwriting gain	42	76
Net investment income	151	150
Core income	150	177

Other performance metrics:
Loss ratio	61.4%	58.6%
Expense ratio	33.4	31.8
Dividend ratio	0.3	0.3
Combined ratio	95.1%	90.7%
Less: Effect of catastrophe impacts	—	—
Less: Effect of unfavorable (favorable) development-related items	1.3	(0.6)
Underlying combined ratio	93.8%	91.3%
Underlying loss ratio	60.1%	59.2%

Rate	3%	2%
Renewal premium change	4	3
Retention	89	88
New business	$112	$94
Gross written premiums, excluding third-party captives, for Specialty increased $50 million for the three months ended March 31, 2025 as compared with the same period in 2024 driven by higher new business and favorable renewal premium change, inclusive of rate. Net written premiums for Specialty increased $50 million for the three months ended March 31, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $27 million for the three months ended March 31, 2025 as compared with the same period in 2024 primarily due to lower underlying underwriting results and unfavorable net prior year loss reserve development in the current year period compared with favorable net prior year loss reserve development in the prior year period.
The combined ratio of 95.1% increased 4.4 points for the three months ended March 31, 2025 as compared with the same period in 2024 due to a 2.8 point increase in the loss ratio and a 1.6 point increase in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development recorded in the current year period, driven by auto warranty in accident year 2024, and an increase in the underlying loss ratio primarily driven by continued pricing pressure in management liability lines. The increase in the expense ratio was primarily driven by higher acquisition costs and employee related costs. There were no catastrophe losses for the three months ended March 31, 2025 and 2024.
Unfavorable net prior year loss reserve development of $10 million was recorded for the three months ended March 31, 2025 as compared with $5 million of favorable net prior year loss reserve development recorded for the three months ended March 31, 2024. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I Item 1.

The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	March 31, 2025	December 31, 2024
Gross case reserves	$2,062	$2,023
Gross IBNR reserves	5,510	5,403
Total gross carried claim and claim adjustment expense reserves	$7,572	$7,426
Net case reserves	$1,734	$1,697
Net IBNR reserves	4,343	4,282
Total net carried claim and claim adjustment expense reserves	$6,077	$5,979

Commercial
The following table details the results of operations for Commercial and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024
Gross written premiums	$1,853	$1,686
Gross written premiums excluding third-party captives	1,839	1,682
Net written premiums	1,498	1,338
Net earned premiums	1,380	1,202
Underwriting (loss) gain	(17)	29
Net investment income	177	176
Core income	124	158

Other performance metrics:
Loss ratio	73.0%	68.8%
Expense ratio	27.6	28.2
Dividend ratio	0.5	0.6
Combined ratio	101.1%	97.6%
Less: Effect of catastrophe impacts	6.3	6.8
Less: Effect of unfavorable development-related items	3.8	—
Underlying combined ratio	91.0%	90.8%
Underlying loss ratio	62.9%	62.0%

Rate	6%	6%
Renewal premium change	7	8
Retention	84	85
New business	$370	$367
Gross written premiums for Commercial increased $167 million for the three months ended March 31, 2025 as compared with the same period in 2024 driven by favorable renewal premium change, inclusive of rate. Net written premiums for Commercial increased $160 million for the three months ended March 31, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $34 million for the three months ended March 31, 2025 as compared with the same period in 2024, primarily driven by unfavorable net prior year loss reserve development.
The combined ratio of 101.1% increased 3.5 points for the three months ended March 31, 2025 as compared with the same period in 2024 primarily due to a 4.2 point increase in the loss ratio partially offset by a 0.6 point improvement in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development driven by commercial auto in accident year 2024, and an increase in the underlying loss ratio driven by the continuation of elevated loss cost trends in commercial auto. Catastrophe losses were $86 million, or 6.3 points of the loss ratio, for the three months ended March 31, 2025, as compared with $82 million, or 6.8 points of the loss ratio, for the three months ended March 31, 2024. The improvement in the expense ratio was primarily driven by higher net earned premiums.
Unfavorable net prior year loss reserve development of $51 million was recorded for the three months ended March 31, 2025 as compared with $2 million of favorable net prior year loss reserve development recorded for the three months ended March 31, 2024. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	March 31, 2025	December 31, 2024
Gross case reserves	$3,798	$3,690
Gross IBNR reserves	7,910	7,646
Total gross carried claim and claim adjustment expense reserves	$11,708	$11,336
Net case reserves	$3,218	$3,135
Net IBNR reserves	7,022	6,804
Total net carried claim and claim adjustment expense reserves	$10,240	$9,939

International
The following table details the results of operations for International and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024
Gross written premiums	$373	$374
Net written premiums	266	260
Net earned premiums	310	315
Underwriting gain	15	21
Net investment income	34	31
Core income	37	37

Other performance metrics:
Loss ratio	62.1%	60.1%
Expense ratio	33.3	33.2
Combined ratio	95.4%	93.3%
Less: Effect of catastrophe impacts	3.6	2.0
Less: Effect of (favorable) unfavorable development-related items	—	—
Underlying combined ratio	91.8%	91.3%
Underlying loss ratio	58.5%	58.1%

Rate	(2)%	1%
Renewal premium change	1	3
Retention	85	82
New business	$83	$68
Gross written premiums for International decreased $1 million for the three months ended March 31, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, gross written premiums increased $14 million driven by higher new business. Net written premiums for International increased $6 million for the three months ended March 31, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, net written premiums increased $19 million for the three months ended March 31, 2025 as compared with the same period in 2024. The decrease in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income for the three months ended March 31, 2025 was consistent with the same period in 2024.
The combined ratio of 95.4% increased 2.1 points for the three months ended March 31, 2025 as compared with the same period in 2024 largely due to a 2.0 point increase in the loss ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses. Catastrophe losses were $11 million, or 3.6 points of the loss ratio, for the three months ended March 31, 2025, as compared with $6 million, or 2.0 points of the loss ratio, for the three months ended March 31, 2024. The expense ratio was generally consistent with the same period in 2024.
There was no net prior year loss reserve development recorded for the three months ended March 31, 2025 or 2024. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for International.

(In millions)	March 31, 2025	December 31, 2024
Gross case reserves	$902	$876
Gross IBNR reserves	2,144	2,044
Total gross carried claim and claim adjustment expense reserves	$3,046	$2,920
Net case reserves	$767	$741
Net IBNR reserves	1,745	1,675
Total net carried claim and claim adjustment expense reserves	$2,512	$2,416

Life & Group
The following table summarizes the results of operations for Life & Group.

Three months ended March 31
(In millions)	2025	2024
Net earned premiums	$106	$110
Claims, benefits and expenses	330	341
Net investment income	226	231
Core income	6	5
Core income for the three months ended March 31, 2025 was generally consistent with the same period in 2024, reflecting favorable persistency, partially offset by lower net investment income from limited partnerships.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Three months ended March 31
(In millions)	2025	2024
Net investment income	$16	$21
Insurance claims and policyholders' benefits	9	(8)
Interest expense	32	34
Core loss	(36)	(22)
Core loss increased $14 million for three months ended March 31, 2025 as compared with the same period in 2024 primarily due to a $17 million after-tax charge related to unfavorable net prior year loss reserve development associated with legacy mass tort abuse claims. Our annual comprehensive review of legacy mass tort exposures is undertaken in the second quarter of each year, consistent with the recent historical timing of such review. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	March 31, 2025	December 31, 2024
Gross case reserves	$1,253	$1,241
Gross IBNR reserves	1,386	1,431
Total gross carried claim and claim adjustment expense reserves	$2,639	$2,672
Net case reserves	$124	$120
Net IBNR reserves	276	268
Total net carried claim and claim adjustment expense reserves	$400	$388

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Three months ended March 31
(In millions)	2025	2024
Fixed income securities:
Taxable fixed income securities	$496	$472
Tax-exempt fixed income securities	34	38
Total fixed income securities	530	510
Limited partnership and common stock investments	54	68
Other, net of investment expense	20	31
Net investment income	$604	$609

Effective income yield for the fixed income securities portfolio	4.8%	4.7%
Limited partnership and common stock return	2.0%	2.9%
Net investment income decreased $5 million for the three months ended March 31, 2025 as compared with the same period in 2024 reflecting the largely offsetting impacts of lower common stock returns and higher income from fixed income securities.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Three months ended March 31
(In millions)	2025	2024
Fixed maturity securities:
Corporate bonds and other	$(9)	$(17)
States, municipalities and political subdivisions	(1)	—
Asset-backed	1	(15)
Total fixed maturity securities	(9)	(32)
Non-redeemable preferred stock	—	11
Derivatives, short-term and other	—	(1)
Net investment losses	(9)	(22)
Income tax benefit on net investment losses	2	5
Net investment losses, after tax	$(7)	$(17)
Pretax net investment losses decreased $13 million for the three months ended March 31, 2025 as compared with the same period in 2024 driven by lower net losses on disposals of fixed maturity securities and lower impairment losses, partially offset by the favorable change in fair value of non-redeemable preferred stock in the prior year quarter.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Net Unrealized Gains ( Losses)	Estimated Fair Value	Net Unrealized Gains ( Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,043	$(309)	$2,936	$(369)
AAA	3,080	(198)	3,010	(217)
AA	6,227	(545)	6,369	(567)
A	10,711	(288)	10,260	(379)
BBB	17,077	(551)	16,757	(729)
Non-investment grade	1,835	(80)	1,779	(64)
Total	$41,973	$(1,971)	$41,111	$(2,325)
As of March 31, 2025 and December 31, 2024, 1% of our fixed maturity portfolio was rated internally. AAA rated securities included $0.2 billion of prefunded municipal bonds as of March 31, 2025 and December 31, 2024.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,212	$322
AAA	1,453	265
AA	3,981	701
A	6,254	527
BBB	10,922	849
Non-investment grade	1,024	103
Total	$25,846	$2,767
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$1,350	$22
Due after one year through five years	7,185	317
Due after five years through ten years	7,338	785
Due after ten years	9,973	1,643
Total	$25,846	$2,767

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

	March 31, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$15,351	9.8	$14,915	9.8
Property & Casualty and Corporate & Other	28,627	4.4	28,779	4.3
Total	$43,978	6.3	$43,694	6.2
The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2025, net cash provided by operating activities was $638 million as compared with $504 million for the same period in 2024. The net cash increase quarter over quarter was primarily a result of higher ceded reinsurance premium payments the Company paid during the first quarter of 2024, with such similar premium amounts scheduled to occur in the second quarter of 2025. In addition to the foregoing, the increase quarter over quarter was also attributable to higher cash from underwriting and investment earnings.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the three months ended March 31, 2025, net cash provided by investing activities was $88 million as compared with net cash used by investing activities of $249 million for the same period in 2024. Net cash provided or used by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the three months ended March 31, 2025, net cash used by financing activities was $722 million as compared with $189 million for the same period in 2024. Financing activities for the periods presented include:
•In the first quarter of 2025, we paid dividends of $673 million and repurchased 700,000 shares of our common stock at an aggregate cost of $34 million.
•In the first quarter of 2024, we paid dividends of $667 million.
•In the first quarter of 2024, we issued $500 million of 5.125% notes due February 15, 2034.

Common Stock Dividends
Cash dividends of $2.46 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the three months ended March 31, 2025. On May 2, 2025, our Board of Directors declared a quarterly cash dividend of $0.46 per share, payable June 5, 2025 to stockholders of record on May 19, 2025. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2025 CCC was in a positive earned surplus position. CCC paid dividends of $440 million and $300 million to CNAF during the three months ended March 31, 2025 and 2024. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves (note that loss reserves for long-term care, A&EP and other mass tort claims are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures); the impact of routine ongoing insurance reserve reviews we conduct; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statements. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following as well as those risks contained in the Risk Factors section of our 2024 Annual Report on Form 10-K:
Company-Specific Factors
•the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates sections of our 2024 Annual Report on Form 10-K and this report, and the Reserves - Estimates and Uncertainties section of our 2024 Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility of future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;
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
Industry and General Market Factors
•general economic and business conditions, including potential recessionary conditions that may decrease the size and number of our insurance customers and create losses in our lines of business, and inflationary pressures on medical care costs, construction costs and other economic sectors;
•the effect of changes in tariffs, as well as significant uncertainty surrounding U.S. tariff policy generally, may adversely impact the economic environment, inflation expectations and certain loss costs (that would increase the cost of claims) and may result in decreases in the size and number of our insurance customers, in addition to potentially adversely affecting the performance of our investments;
•the effects of social inflation, including frequency of nuclear verdicts and increased litigation activity, on the severity of claims;
•the effects on the frequency of claims of reviver statutes that extend, or eliminate, the statute of limitations for the reporting of claims, including statutes passed in certain states with respect to sexual abuse;
•the impact of competitive products, policies and pricing and the competitive environment in which we operate, including changes in our book of business;
•product and policy availability and demand and market responses, including the level of ability to obtain rate increases;
•the COVID-19 pandemic, other potential pandemics and related measures to mitigate the spread of the foregoing may continue to result in increased claims and related litigation risk across our enterprise;
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
Regulatory, Legal and Operational Factors
•regulatory and legal initiatives and compliance with governmental regulations and other legal requirements, which are increasing in complexity and number, change frequently, sometimes conflict, and could expose us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape) or utilization of artificial intelligence, legal inquiries by state authorities, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, including those revising applicability of statutes of limitations, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;
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
•breaches of our or our vendors' data security infrastructure resulting in unauthorized access to systems and information, and/or interruption of operations; and
•regulatory and legal implications relating to the sophisticated cyber incident sustained by the Company in March 2021, or any future cyber incidents, that may arise.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2025. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2025, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2025.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) The table below details the repurchases of our common stock made during the three months ended March 31, 2025.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
February 1, 2025 - February 28, 2025	700,000	$48.83	N/A	N/A
Total	700,000		N/A	N/A
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 5, 2025	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1