Form 10-Q
period 2025-06-30
CNA FINANCIAL CORP
filed 2025-08-04
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2025, 270,665,399 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2025	2024	2025	2024
Revenues
Net earned premiums	$2,694	$2,498	$5,320	$4,939
Net investment income	662	618	1,266	1,227
Net investment losses	(46)	(10)	(55)	(32)
Non-insurance warranty revenue	398	404	795	811
Other revenues	9	9	18	18
Total revenues	3,717	3,519	7,344	6,963
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $15, $25, $23 and $40)	2,085	1,882	4,112	3,689
Amortization of deferred acquisition costs	469	435	940	879
Non-insurance warranty expense	384	388	769	782
Other operating expenses	368	378	731	715
Interest expense	31	34	63	69
Total claims, benefits and expenses	3,337	3,117	6,615	6,134
Income before income tax	380	402	729	829
Income tax expense	(81)	(85)	(156)	(174)
Net income	$299	$317	$573	$655

Basic earnings per share	$1.10	$1.17	$2.11	$2.41

Diluted earnings per share	$1.10	$1.17	$2.10	$2.40

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.1	271.6	271.2	271.6
Diluted	272.2	272.6	272.4	272.6
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Comprehensive Income
Net income	$299	$317	$573	$655
Other Comprehensive Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	1	—	(2)	2
Net unrealized gains and losses on other investments	72	(244)	355	(461)
Net unrealized gains and losses on investments	73	(244)	353	(459)
Impact of changes in discount rates used to measure long-duration contract liabilities	(3)	273	(117)	614
Foreign currency translation adjustment	128	(10)	166	(42)
Pension and postretirement benefits	1	6	3	12
Other comprehensive income, net of tax	199	25	405	125
Total comprehensive income	$498	$342	$978	$780
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $44,726 and $43,481, less allowance for credit loss of $51 and $45)	$42,799	$41,111
Equity securities at fair value (cost of $684 and $632)	727	659
Limited partnership investments	2,667	2,520
Other invested assets	88	85
Mortgage loans (less allowance for credit loss of $40 and $35)	1,040	1,019
Short-term investments	1,727	2,088
Total investments	49,048	47,482
Cash	373	472
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $21)	6,417	6,051
Insurance receivables (less allowance for uncollectible receivables of $27 and $26)	4,062	3,671
Accrued investment income	461	451
Deferred acquisition costs	1,021	959
Deferred income taxes	759	850
Property and equipment at cost (less accumulated depreciation of $338 and $314)	297	295
Goodwill	148	145
Deferred non-insurance warranty acquisition expense	3,441	3,525
Other assets	2,909	2,591
Total assets	$68,936	$66,492
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$26,203	$24,976
Unearned premiums	7,890	7,346
Future policy benefits	13,329	13,158
Short-term debt	500	—
Long-term debt	2,475	2,973
Deferred non-insurance warranty revenue	4,421	4,530
Other liabilities (includes $24 and $47 due to Loews Corporation)	3,457	2,996
Total liabilities	58,275	55,979
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,628,038 and 270,844,681 shares outstanding)	683	683
Additional paid-in capital	2,213	2,229
Retained earnings	9,460	9,686
Accumulated other comprehensive loss	(1,586)	(1,991)
Treasury stock (2,412,205 and 2,195,562 shares), at cost	(109)	(94)
Total stockholders’ equity	10,661	10,513
Total liabilities and stockholders' equity	$68,936	$66,492
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2025	2024
Cash Flows from Operating Activities
Net income	$573	$655
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	28	31
Trading portfolio activity	(11)	(6)
Net investment losses	55	32
Equity method investees	(18)	(72)
Net amortization of investments	(96)	(105)
Depreciation and amortization	35	34
Changes in:
Receivables, net	(669)	(626)
Accrued investment income	(7)	(10)
Deferred acquisition costs	(49)	(55)
Insurance reserves	1,414	1,255
Other, net	(55)	(13)
Net cash flows provided by operating activities	1,200	1,120
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	1,497	1,611
Fixed maturity securities - maturities, calls and redemptions	1,613	1,109
Equity securities	261	288
Limited partnerships	51	29
Mortgage loans	37	61
Purchases:
Fixed maturity securities	(3,756)	(3,338)
Equity securities	(296)	(246)
Limited partnerships	(192)	(140)
Mortgage loans	(62)	(12)
Change in other investments	4	5
Change in short-term investments	422	461
Purchases of property and equipment	(42)	(39)
Other, net	(8)	2
Net cash flows used by investing activities	(471)	(209)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(798)	(786)
Proceeds from the issuance of debt	—	490
Repayment of debt	—	(550)
Purchase of treasury stock	(34)	(20)
Other, net	(15)	(12)
Net cash flows used by financing activities	(847)	(878)
Effect of foreign exchange rate changes on cash	19	(3)
Net change in cash	(99)	30
Cash, beginning of year	472	345
Cash, end of period	$373	$375
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,204	2,201	2,229	2,221
Stock-based compensation	9	9	(16)	(11)
Balance, end of period	2,213	2,210	2,213	2,210
Retained Earnings
Balance, beginning of period	9,287	9,425	9,686	9,755
Dividends to common stockholders ($0.46, $0.44, $2.92 and $2.88 per share)	(126)	(119)	(799)	(787)
Net income	299	317	573	655
Balance, end of period	9,460	9,623	9,460	9,623
Accumulated Other Comprehensive Loss
Balance, beginning of period	(1,785)	(2,572)	(1,991)	(2,672)
Other comprehensive income	199	25	405	125
Balance, end of period	(1,586)	(2,547)	(1,586)	(2,547)
Treasury Stock
Balance, beginning of period	(110)	(75)	(94)	(94)
Stock-based compensation	1	—	19	19
Purchase of treasury stock	—	(20)	(34)	(20)
Balance, end of period	(109)	(95)	(109)	(95)
Total stockholders' equity	$10,661	$9,874	$10,661	$9,874
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of June 30, 2025.
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
The interim financial data as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2025	2024	2025	2024
Net income	$299	$317	$573	$655

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.1	271.6	271.2	271.6
Diluted
Weighted average shares outstanding	271.1	271.6	271.2	271.6
Dilutive effect of stock-based awards under compensation plans	1.1	1.0	1.2	1.0
Total	272.2	272.6	272.4	272.6

Earnings per share
Basic	$1.10	$1.17	$2.11	$2.41
Diluted	$1.10	$1.17	$2.10	$2.40
Excluded from the calculation of diluted earnings per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
The Company repurchased 700,000 and 450,000 shares of CNAF common stock at an aggregate cost of $34 million and $20 million during the six months ended June 30, 2025 and 2024.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Fixed maturity securities	$536	$511	$1,058	$1,013
Equity securities	27	13	33	35
Limited partnership investments	81	74	137	128
Mortgage loans	16	14	32	29
Short-term investments	14	20	33	48
Trading portfolio	3	—	4	1
Other	8	7	14	15
Gross investment income	685	639	1,311	1,269
Investment expense	(23)	(21)	(45)	(42)
Net investment income	$662	$618	$1,266	$1,227
Net investment income (loss) recognized due to the change in fair value of common stock held as of June 30, 2025 and 2024	$15	$2	$15	$11
Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$5	$13	$18	$27
Gross losses	(53)	(25)	(75)	(71)
Net investment gains (losses) on fixed maturity securities	(48)	(12)	(57)	(44)
Equity securities	6	1	6	12
Mortgage loans	(5)	—	(5)	—
Short-term investments and other	1	1	1	—
Net investment gains (losses)	$(46)	$(10)	$(55)	$(32)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of June 30, 2025 and 2024	$6	$1	$4	$12
The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4	$6	$11	$15
Asset-backed	5	—	5	5
Impairment losses (gains) recognized in earnings	$9	$6	$16	$20
The Company also recognized $5 million of impairment losses on mortgage loans during the three and six months ended June 30, 2025 due to changes in expected credit losses. There were no impairment losses recognized on mortgage loans during the three and six months ended June 30, 2024.

The following tables present a summary of fixed maturity securities.

June 30, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$26,205	$566	$1,069	$14	$25,688
States, municipalities and political subdivisions	8,044	223	892	—	7,375
Asset-backed:
Residential mortgage-backed	3,947	25	427	—	3,545
Commercial mortgage-backed	1,756	17	107	18	1,648
Other asset-backed	3,783	25	213	19	3,576
Total asset-backed	9,486	67	747	37	8,769
U.S. Treasury and obligations of government-sponsored enterprises	231	—	5	—	226
Foreign government	744	7	26	—	725
Total fixed maturity securities available-for-sale	44,710	863	2,739	51	42,783
Total fixed maturity securities trading	16	—	—	—	16
Total fixed maturity securities	$44,726	$863	$2,739	$51	$42,799

December 31, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835	—	6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488	—	3,244
Commercial mortgage-backed	1,830	11	142	18	1,681
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,325	42	869	32	8,466
U.S. Treasury and obligations of government-sponsored enterprises	220	1	1	—	220
Foreign government	701	6	30	—	677
Total fixed maturity securities available-for-sale	43,481	715	3,040	45	41,111
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$43,481	$715	$3,040	$45	$41,111

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4,252	$135	$9,515	$934	$13,767	$1,069
States, municipalities and political subdivisions	1,424	74	2,938	818	4,362	892
Asset-backed:
Residential mortgage-backed	372	9	1,966	418	2,338	427
Commercial mortgage-backed	99	1	959	106	1,058	107
Other asset-backed	580	18	1,419	195	1,999	213
Total asset-backed	1,051	28	4,344	719	5,395	747
U.S. Treasury and obligations of government-sponsored enterprises	55	3	19	2	74	5
Foreign government	145	3	294	23	439	26
Total	$6,927	$243	$17,110	$2,496	$24,037	$2,739

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	230	3	988	139	1,218	142
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,759	46	4,555	823	6,314	869
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41	—	90	1
Foreign government	118	3	368	27	486	30
Total	$9,019	$267	$18,319	$2,773	$27,338	$3,040

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,086	$322	$2,567	$373
AAA	1,608	280	1,830	283
AA	4,234	735	4,257	730
A	5,901	523	6,340	582
BBB	9,531	787	11,548	980
Non-investment grade	677	92	796	92
Total	$24,037	$2,739	$27,338	$3,040
Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2025 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of June 30, 2025.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $451 million, $442 million, and $444 million as of June 30, 2025, December 31, 2024, and June 30, 2024 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2025	$15	$32	$47
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	—	3
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	5	7
Balance as of June 30, 2025	$14	$37	$51

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2024	$3	$17	$20
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	1	1
Balance as of June 30, 2024	$—	$17	$17

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	—	3
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	4	5	9
Balance as of June 30, 2025	$14	$37	$51

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	6	6
Balance as of June 30, 2024	$—	$17	$17

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2025		December 31, 2024
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,627	$1,611	$1,761	$1,753
Due after one year through five years	12,083	11,843	11,678	11,403
Due after five years through ten years	12,865	12,467	13,134	12,415
Due after ten years	18,135	16,862	16,908	15,540
Total	$44,710	$42,783	$43,481	$41,111
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of June 30, 2025, the Company had commitments to purchase or fund approximately $1,805 million and sell approximately $80 million under the terms of these investments.
Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

June 30, 2025	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2025	2024	2023	2022	2021	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$—	$33	$6	$5	$213	$257
LTV 55% to 65%	12	—	12	14	6	16	60
LTV greater than 65%	—	—	—	30	12	—	42
DSCR 1.2x - 1.6x
LTV less than 55%	—	68	28	5	2	130	233
LTV 55% to 65%	13	33	31	21	30	36	164
LTV greater than 65%	—	—	—	46	—	—	46
DSCR ≤1.2
LTV less than 55%	—	—	6	—	—	21	27
LTV 55% to 65%	37	—	16	74	—	20	147
LTV greater than 65%	—	—	—	35	21	48	104
Total	$62	$101	$126	$231	$76	$484	$1,080
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of June 30, 2025, accrued interest receivable on mortgage loans totaled $4 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

June 30, 2025				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$229	$25,038	$1,388	$26,655
States, municipalities and political subdivisions	—	7,331	44	7,375
Asset-backed	—	7,883	886	8,769
Total fixed maturity securities	229	40,252	2,318	42,799
Equity securities:
Common stock	213	—	10	223
Non-redeemable preferred stock	35	469	—	504
Total equity securities	248	469	10	727
Short-term and other	1,511	45	—	1,556
Total assets	$1,988	$40,766	$2,328	$45,082

Total liabilities	$—	$—	$—	$—

December 31, 2024				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions	—	6,762	42	6,804
Asset-backed	—	7,590	876	8,466
Total fixed maturity securities	223	38,692	2,196	41,111
Equity securities:
Common stock	162	—	18	180
Non-redeemable preferred stock	36	441	2	479
Total equity securities	198	441	20	659
Short-term and other	1,852	70	—	1,922
Total assets	$2,273	$39,203	$2,216	$43,692

Total liabilities	$—	$—	$—	$—

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2025	$1,351	$44	$889	$17	$2,301
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	(4)	—	(3)
Reported in Net investment income	—	—	5	—	5
Reported in Other comprehensive income (loss)	16	—	(4)	—	12
Total realized and unrealized investment gains (losses)	17	—	(3)	—	14
Purchases	44	—	22	—	66
Sales	—	—	—	(7)	(7)
Settlements	(24)	—	(22)	—	(46)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance as of June 30, 2025	$1,388	$44	$886	$10	$2,328
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2025 recognized in Other comprehensive income (loss) in the period	16	—	(4)	—	12

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2024	$1,082	$43	$871	$11	$2,007
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(3)	—	(3)
Reported in Net investment income	—	—	5	—	5
Reported in Other comprehensive income (loss)	(8)	—	(11)	—	(19)
Total realized and unrealized investment gains (losses)	(8)	—	(9)	—	(17)
Purchases	72	—	55	3	130
Sales	—	—	(5)	—	(5)
Settlements	(17)	—	(25)	—	(42)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance as of June 30, 2024	$1,129	$43	$887	$14	$2,073
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2024 recognized in Other comprehensive income (loss) in the period	(8)	—	(11)	—	(19)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2025	$1,278	$42	$876	$20	$2,216
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	(4)	2	(1)
Reported in Net investment income	—	—	9	(1)	8
Reported in Other comprehensive income (loss)	37	2	(3)	—	36
Total realized and unrealized investment gains (losses)	38	2	2	1	43
Purchases	99	—	49	—	148
Sales	—	—	—	(7)	(7)
Settlements	(42)	—	(41)	(4)	(87)
Transfers into Level 3	15	—	—	—	15
Transfers out of Level 3	—	—	—	—	—
Balance as of June 30, 2025	$1,388	$44	$886	$10	$2,328
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2025 recognized in Other comprehensive income (loss) in the period	37	2	(3)	—	36

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2024	$1,045	$44	$901	$24	$2,014
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(7)	—	(7)
Reported in Net investment income	—	—	11	6	17
Reported in Other comprehensive income (loss)	(20)	(1)	(16)	—	(37)
Total realized and unrealized investment gains (losses)	(20)	(1)	(12)	6	(27)
Purchases	146	—	73	3	222
Sales	—	—	(14)	(19)	(33)
Settlements	(53)	—	(42)	—	(95)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(19)	—	(19)
Balance as of June 30, 2024	$1,129	$43	$887	$14	$2,073
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2024 recognized in Other comprehensive income (loss) in the period	(22)	(1)	(16)	—	(39)
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
As of June 30, 2025 and December 31, 2024, there were $82 million and $79 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.

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

June 30, 2025	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,867	Discounted cash flow	Credit spread	1% - 7% (2%)

December 31, 2024	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1% - 6% (2%)
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

June 30, 2025	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,040	$—	$—	$1,026	$1,026
Liabilities
Short-term debt	$500	$—	$499	$—	$499
Long-term debt	2,475	—	2,435	—	2,435

December 31, 2024	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,019	$—	$—	$987	$987
Liabilities
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	2,973	—	2,885	—	2,885
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $62 million and $159 million for the three and six months ended June 30, 2025 and $82 million and $170 million for the three and six months ended June 30, 2024 driven by severe weather related events.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

For the six months ended June 30
(In millions)	2025	2024
Reserves, beginning of year:
Gross	$24,976	$23,304
Ceded	5,713	5,141
Net reserves, beginning of year	19,263	18,163
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,309	3,039
Increase (decrease) in provision for insured events of prior years	189	19
Amortization of discount	20	20
Total net incurred (1)	3,518	3,078
Net payments attributable to:
Current year events	(316)	(308)
Prior year events	(2,391)	(2,259)
Total net payments	(2,707)	(2,567)
Foreign currency translation adjustment and other	199	(58)
Net reserves, end of period	20,273	18,616
Ceded reserves, end of period	5,930	5,358
Gross reserves, end of period	$26,203	$23,974
(1) Total net incurred does not agree to Insurance claims and policyholders' benefits as reflected on the Condensed Consolidated Statements of Operations due to amounts related to retroactive reinsurance deferred gain accounting, uncollectible reinsurance and benefit expenses related to future policy benefits and policyholders' dividends, which are not reflected in the table above.
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Pretax (favorable) unfavorable development:
Specialty	$—	$(3)	$10	$(8)
Commercial	(4)	(6)	47	(8)
International	—	(3)	—	(3)
Corporate & Other	112	35	134	35
Total pretax (favorable) unfavorable development	$108	$23	$191	$16
Following the second quarter annual review of Corporate & Other reserves, including legacy mass tort exposures, unfavorable development of $112 million was recorded within the Corporate & Other segment for the three months ended June 30, 2025, largely associated with legacy mass tort abuse claim activity, the on-going effects of social inflation, and the anticipated agreement in principle with regards to the Diocese of Rochester. Unfavorable development of $134 million was recorded for the six months ended June 30, 2025, primarily driven by the second quarter change. Unfavorable development of $35 million was recorded within the Corporate & Other segment for the three and six months ended June 30, 2024, largely associated with legacy mass tort abuse reserves.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$(2)	$—	$(2)
Other Professional Liability and Management Liability	18	17	18	17
Surety	(22)	(8)	(22)	(26)
Warranty	—	—	10	13
Other	4	(10)	4	(10)
Total pretax (favorable) unfavorable development	$—	$(3)	$10	$(8)
Three Months
2025
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in the Company's professional errors and omissions (E&O) business.
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
Six Months
2025
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in the Company's professional E&O business.
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
Favorable development in other was primarily due to favorable loss emergence in casualty coverages associated with healthcare products.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$21	$50	$21
General Liability	62	19	62	19
Workers' Compensation	(66)	(47)	(65)	(49)
Property and Other	—	1	—	1
Total pretax (favorable) unfavorable development	$(4)	$(6)	$47	$(8)
Three Months
2025
Unfavorable development in general liability was due to higher than expected claim severity in multiple accident years going back to 2016.
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
Six Months
2025
Unfavorable development in commercial auto was due to higher than expected claim severity largely in the Company’s construction business in the most recent accident year.
Unfavorable development in general liability was due to higher than expected claim severity in multiple accident years going back to 2016.
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
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Pretax (favorable) unfavorable development:
Commercial	$(3)	$6	$(3)	$6
Specialty	4	(9)	4	(9)
Other	(1)	—	(1)	—
Total pretax (favorable) unfavorable development	$—	$(3)	$—	$(3)

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $8 million and $13 million for the three months ended June 30, 2025 and 2024 and $25 million for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the cumulative amounts ceded under the LPT were $3.7 billion. The unrecognized deferred retroactive reinsurance benefit was $400 million and $425 million as of June 30, 2025 and December 31, 2024 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.2 billion as of June 30, 2025. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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

The following table summarizes balances and changes in the LFPB.

(In millions)	2025	2024
Present value of future net premiums
Balance, January 1	$3,425	$3,710
Effect of changes in discount rate	(7)	(125)
Balance, January 1, at original locked in discount rate	3,418	3,585
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	(1)	(29)
Adjusted balance, January 1	3,417	3,556
Interest accrual	88	92
Net premiums: earned during period	(203)	(212)
Balance, end of period at original locked in discount rate	3,302	3,436
Effect of changes in discount rate	50	11
Balance, June 30	$3,352	$3,447

Present value of future benefits & expenses
Balance, January 1	$16,583	$17,669
Effect of changes in discount rate	440	(578)
Balance, January 1, at original locked in discount rate	17,023	17,091
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	22	11
Adjusted balance, January 1	17,045	17,102
Interest accrual	458	461
Benefit & expense payments	(574)	(592)
Balance, end of period at original locked in discount rate	16,929	16,971
Effect of changes in discount rate	(248)	(313)
Balance, June 30	$16,681	$16,658

Net LFPB	$13,329	$13,211
(1) As of June 30, 2025 and 2024 the re-measurement gain (loss) of $(23) million and $(40) million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the Company’s long-term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Earned premiums	$106	$109	$212	$219
Interest accretion	185	185	370	369
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of June 30
(In millions)	2025	2024
Expected future benefit and expense payments	$31,141	$32,212
Expected future gross premiums	4,971	5,149
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,491 million and $3,546 million as of June 30, 2025 and 2024.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of June 30, 2025 and 2024.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of June 30		As of December 31
	2025	2024	2024
Original locked in discount rate	5.18%	5.21%	5.20%
Upper-medium grade fixed income instrument discount rate	5.39	5.43	5.51
For the three and six months ended June 30, 2025, immediate charges to net income resulting from adverse development in certain cohorts where the Net Premium Ratio (NPR) exceeded 100% were $14 million and $28 million. For the three and six months ended June 30, 2024, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $24 million and $44 million.
For the three and six months ended June 30, 2025, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $5 million and $11 million. For the three and six months ended June 30, 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $6 million and $8 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2025, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.4 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$9	$22	$18	$44
Expected return on plan assets	(13)	(29)	(27)	(58)
Amortization of net actuarial loss (gain)	2	7	4	14
Total net periodic pension cost (benefit)	$(2)	$—	$(5)	$—
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$—	$—	$(1)	$—
Other operating expenses	(2)	—	(4)	—
Total net periodic pension cost (benefit)	$(2)	$—	$(5)	$—

Note I. Accumulated Other Comprehensive Income (Loss) by Component
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2025	$(16)	$(1,593)	$(189)	$239	$(226)	$(1,785)
Other comprehensive income (loss) before reclassifications	(5)	42	—	(3)	128	162
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $10, $1, $—, $— and $13	(6)	(30)	(1)	—	—	(37)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(22), $(1), $—, $— and $(23)	1	72	1	(3)	128	199
Balance as of June 30, 2025	$(15)	$(1,521)	$(188)	$236	$(98)	$(1,586)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2024	$(10)	$(1,830)	$(519)	$(18)	$(195)	$(2,572)
Other comprehensive income (loss) before reclassifications	(4)	(250)	—	273	(10)	9
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $1, $1, $—, $— and $3	(4)	(6)	(6)	—	—	(16)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $66, $(1), $(72), $— and $(7)	—	(244)	6	273	(10)	25
Balance as of June 30, 2024	$(10)	$(2,074)	$(513)	$255	$(205)	$(2,547)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2025	$(13)	$(1,876)	$(191)	$353	$(264)	$(1,991)
Other comprehensive income (loss) before reclassifications	(10)	319	—	(117)	166	358
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $11, $1, $—, $— and $14	(8)	(36)	(3)	—	—	(47)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(96), $(1), $31, $— and $(65)	(2)	355	3	(117)	166	405
Balance as of June 30, 2025	$(15)	$(1,521)	$(188)	$236	$(98)	$(1,586)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2024	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)
Other comprehensive income (loss) before reclassifications	(5)	(489)	—	614	(42)	78
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $7, $2, $—, $— and $11	(7)	(28)	(12)	—	—	(47)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $124, $(2), $(163), $— and $(42)	2	(461)	12	614	(42)	125
Balance as of June 30, 2024	$(10)	$(2,074)	$(513)	$255	$(205)	$(2,547)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$862	$1,402	$324	$106	$—	$—	$2,694
Net investment income	170	206	38	235	13	—	662
Non-insurance warranty revenue	398	—	—	—	—	—	398
Other revenues	(1)	10	—	—	3	(3)	9
Total operating revenues	1,429	1,618	362	341	16	(3)	3,763
Claims, benefits and expenses
Net incurred claims and benefits	519	940	195	313	108	—	2,075
Policyholders’ dividends	3	7	—	—	—	—	10
Amortization of deferred acquisition costs	195	211	63	—	—	—	469
Non-insurance warranty expense	384	—	—	—	—	—	384
Insurance related administrative expenses	92	170	43	31	1	—	337
Interest expense	—	—	—	—	31	—	31
Other expenses (1)	10	15	(10)	1	18	(3)	31
Total claims, benefits and expenses	1,203	1,343	291	345	158	(3)	3,337

Income tax (expense) benefit on core income (loss)	(49)	(57)	(18)	5	28	—	(91)

Core income (loss)	$177	$218	$53	$1	$(114)	$—	$335
Net investment gains (losses)							(46)
Income tax (expense) benefit on net investment gains (losses)							10
Net investment gains (losses), after tax							(36)
Net income (loss)							$299
(1) Other expenses for the Company's property and casualty insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other expenses for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

Three months ended June 30, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$831	$1,247	$311	$109	$—	$—	$2,498
Net investment income	154	175	32	239	18	—	618
Non-insurance warranty revenue	404	—	—	—	—	—	404
Other revenues	(1)	10	—	—	3	(3)	9
Total operating revenues	1,388	1,432	343	348	21	(3)	3,529
Claims, benefits and expenses
Net incurred claims and benefits	492	846	184	325	27	—	1,874
Policyholders’ dividends	3	5	—	—	—	—	8
Amortization of deferred acquisition costs	180	199	56	—	—	—	435
Non-insurance warranty expense	388	—	—	—	—	—	388
Insurance related administrative expenses	96	158	46	29	—	—	329
Interest expense	(1)	—	—	—	35	—	34
Other expenses (1)	14	13	1	1	23	(3)	49
Total claims, benefits and expenses	1,172	1,221	287	355	85	(3)	3,117

Income tax (expense) benefit on core income (loss)	(47)	(44)	(12)	6	11	—	(86)

Core income (loss)	$169	$167	$44	$(1)	$(53)	$—	$326
Net investment gains (losses)							(10)
Income tax (expense) benefit on net investment gains (losses)							1
Net investment gains (losses), after tax							(9)
Net income (loss)							$317
(1) Other expenses for the Company's property and casualty insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other expenses for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

Six months ended June 30, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,692	$2,782	$634	$212	$—	$—	$5,320
Net investment income	321	383	72	461	29	—	1,266
Non-insurance warranty revenue	795	—	—	—	—	—	795
Other revenues	—	18	—	—	6	(6)	18
Total operating revenues	2,808	3,183	706	673	35	(6)	7,399
Claims, benefits and expenses
Net incurred claims and benefits	1,028	1,947	387	613	117	—	4,092
Policyholders’ dividends	5	15	—	—	—	—	20
Amortization of deferred acquisition costs	384	430	126	—	—	—	940
Non-insurance warranty expense	769	—	—	—	—	—	769
Insurance related administrative expenses	180	333	83	61	1	—	658
Interest expense	—	—	—	—	63	—	63
Other expenses (1)	25	25	(11)	1	39	(6)	73
Total claims, benefits and expenses	2,391	2,750	585	675	220	(6)	6,615

Income tax (expense) benefit on core income (loss)	(90)	(91)	(31)	9	35	—	(168)

Core income (loss)	$327	$342	$90	$7	$(150)	$—	$616
Net investment gains (losses)							(55)
Income tax (expense) benefit on net investment gains (losses)							12
Net investment gains (losses), after tax							(43)
Net income (loss)							$573
(1) Other expenses for the Company's property and casualty insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other expenses for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

June 30, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,777	$1,740	$550	$79	$2,293	$—	$6,439
Insurance receivables	1,028	2,556	503	1	1	—	4,089
Deferred acquisition costs	447	420	154	—	—	—	1,021
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,441	—	—	—	—	—	3,441
Insurance reserves
Claim and claim adjustment expenses	7,704	11,888	3,256	611	2,744	—	26,203
Unearned premiums	3,283	3,635	871	101	—	—	7,890
Future policy benefits	—	—	—	13,329	—	—	13,329
Deferred non-insurance warranty revenue	4,421	—	—	—	—	—	4,421

Six months ended June 30, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,645	$2,449	$626	$219	$—	$—	$4,939
Net investment income	304	351	63	470	39	—	1,227
Non-insurance warranty revenue	811	—	—	—	—	—	811
Other revenues	—	18	—	—	6	(6)	18
Total operating revenues	2,760	2,818	689	689	45	(6)	6,995
Claims, benefits and expenses
Net incurred claims and benefits	969	1,674	373	637	19	—	3,672
Policyholders’ dividends	5	12	—	—	—	—	17
Amortization of deferred acquisition costs	358	399	122	—	—	—	879
Non-insurance warranty expense	782	—	—	—	—	—	782
Insurance related administrative expenses	177	296	85	58	—	—	616
Interest expense	—	—	—	—	69	—	69
Other expenses (1)	28	25	3	1	48	(6)	99
Total claims, benefits and expenses	2,319	2,406	583	696	136	(6)	6,134

Income tax (expense) benefit on core income (loss)	(95)	(87)	(25)	11	16	—	(180)

Core income (loss)	$346	$325	$81	$4	$(75)	$—	$681
Net investment gains (losses)							(32)
Income tax (expense) benefit on net investment gains (losses)							6
Net investment gains (losses), after tax							(26)
Net income (loss)							$655
(1) Other expenses for the Company's property and casualty insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other expenses for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

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

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Specialty
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$519	$495	$1,018	$977
Catastrophe losses	—	—	—	—
(Favorable) unfavorable development (1)	—	(3)	10	(8)
Commercial
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$886	$775	$1,754	$1,521
Catastrophe losses	57	76	143	158
(Favorable) unfavorable development (1)	(4)	(6)	47	(8)
International
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$190	$181	$371	$364
Catastrophe losses	5	6	16	12
(Favorable) unfavorable development (1)	—	(3)	—	(3)
(1) (Favorable) unfavorable development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.
The following table presents operating revenues by line of business for each reportable segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Specialty
Management & Professional Liability	$778	$733	$1,524	$1,462
Surety	205	196	393	378
Warranty & Alternative Risks	446	459	891	920
Specialty revenues	1,429	1,388	2,808	2,760
Commercial
Middle Market	481	427	947	859
Construction	517	483	1,027	938
Small Business	161	157	317	311
Other Commercial	459	365	892	710
Commercial revenues	1,618	1,432	3,183	2,818
International
Canada	104	99	198	197
Europe	156	147	300	290
Hardy	102	97	208	202
International revenues	362	343	706	689
Life & Group revenues	341	348	673	689
Corporate & Other revenues	16	21	35	45
Eliminations	(3)	(3)	(6)	(6)
Total operating revenues	3,763	3,529	7,399	6,995
Net investment gains (losses)	(46)	(10)	(55)	(32)
Total revenues	$3,717	$3,519	$7,344	$6,963

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had a deferred non-insurance warranty revenue balance of $4.4 billion and $4.5 billion reported under Liabilities as of June 30, 2025 and December 31, 2024. For the three and six months ended June 30, 2025, the Company recognized $0.3 billion and $0.6 billion of revenues that were included in the deferred revenue balance as of January 1, 2025. For the three and six months ended June 30, 2024, the Company recognized $0.4 billion and $0.7 billion of revenues that were included in the deferred revenue balance as of January 1, 2024. For the three and six months ended June 30, 2025 and 2024, non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.8 billion of the deferred revenue in the remainder of 2025, $1.1 billion in 2026, $0.9 billion in 2027 and $1.6 billion thereafter.

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
The following tables present reconciliations of net income to core income, underwriting gain and underlying underwriting gain for our Property & Casualty Operations:

Three months ended June 30, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$165	$199	$53	$417
Net investment losses, after tax	12	19	—	31
Core income	$177	$218	$53	$448
Less:
Net investment income	170	206	38	414
Non-insurance warranty revenue (expense)	14	—	—	14
Other revenue (expense), including interest expense	(11)	(5)	10	(6)
Income tax expense on core income	(49)	(57)	(18)	(124)
Underwriting gain	53	74	23	150
Effect of catastrophe losses	—	57	5	62
Effect of unfavorable development-related items	—	1	—	1
Underlying underwriting gain	$53	$132	$28	$213

Three months ended June 30, 2024	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$164	$160	$45	$369
Net investment losses (gains), after tax	5	7	(1)	11
Core income	$169	$167	$44	$380
Less:
Net investment income	154	175	32	361
Non-insurance warranty revenue (expense)	16	—	—	16
Other revenue (expense), including interest expense	(14)	(3)	(1)	(18)
Income tax expense on core income	(47)	(44)	(12)	(103)
Underwriting gain	60	39	25	124
Effect of catastrophe losses	—	76	6	82
Effect of favorable development-related items	(3)	—	(3)	(6)
Underlying underwriting gain	$57	$115	$28	$200

The following tables present reconciliations of net income to core income, underwriting gain and underlying underwriting gain for our Property & Casualty Operations:

Six months ended June 30, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$314	$323	$91	$728
Net investment losses (gains), after tax	13	19	(1)	31
Core income	$327	$342	$90	$759
Less:
Net investment income	321	383	72	776
Non-insurance warranty revenue (expense)	26	—	—	26
Other revenue (expense), including interest expense	(25)	(7)	11	(21)
Income tax expense on core income	(90)	(91)	(31)	(212)
Underwriting gain	95	57	38	190
Effect of catastrophe losses	—	143	16	159
Effect of unfavorable development-related items	10	53	—	63
Underlying underwriting gain	$105	$253	$54	$412

Six months ended June 30, 2024	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$331	$304	$82	$717
Net investment losses (gains), after tax	15	21	(1)	35
Core income	$346	$325	$81	$752
Less:
Net investment income	304	351	63	718
Non-insurance warranty revenue (expense)	29	—	—	29
Other revenue (expense), including interest expense	(28)	(7)	(3)	(38)
Income tax expense on core income	(95)	(87)	(25)	(207)
Underwriting gain	136	68	46	250
Effect of catastrophe losses	—	158	12	170
Effect of favorable development-related items	(8)	—	(3)	(11)
Underlying underwriting gain	$128	$226	$55	$409
The following table presents a reconciliation of net (loss) income to core income (loss) for our Life & Group segment:

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Net (loss) income	$(4)	$1	$(5)	$14
Net investment losses (gains), after tax	5	(2)	12	(10)
Core income (loss)	$1	$(1)	$7	$4
The following table present a reconciliation of net loss to core loss for our Corporate & Other segment:

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Net loss	$(114)	$(53)	$(150)	$(76)
Net investment losses, after tax	—	—	—	1
Core loss	$(114)	$(53)	$(150)	$(75)

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
The accounting estimates set forth below are considered by us to be critical to an understanding of our Condensed Consolidated Financial Statements as their application places the most significant demands on our judgment:
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

CATASTROPHES AND RELATED REINSURANCE
Various events can cause catastrophe losses. These events can be natural or man-made, including hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism that produce unusually large aggregate losses.
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We use various analyses and methods, including using one of the industry standard natural catastrophe models, to estimate hurricane and earthquake losses at various return periods and to inform underwriting and reinsurance decisions designed to manage our exposure to catastrophic events. We also generally seek to manage our exposure through the purchase of catastrophe reinsurance and utilize various reinsurance programs to mitigate catastrophe losses, including excess-of-loss occurrence and aggregate treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. We regularly review our risk and catastrophe reinsurance coverages and from time to time make changes as we deem appropriate. In the second quarter of 2025, we renewed our excess-of-loss property catastrophe reinsurance as described below:
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. The treaty has a term of June 1, 2025 to June 1, 2026 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $275 million up to $1.4 billion for all losses. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological or chemical attack. All layers of the treaty provide for one full reinstatement.
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

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Operating Revenues
Net earned premiums	$2,694	$2,498	$5,320	$4,939
Net investment income	662	618	1,266	1,227
Non-insurance warranty revenue	398	404	795	811
Other revenues	9	9	18	18
Total operating revenues	3,763	3,529	7,399	6,995
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement loss of $15, $25, $23 and $40)	2,075	1,874	4,092	3,672
Policyholders' dividends	10	8	20	17
Amortization of deferred acquisition costs	469	435	940	879
Non-insurance warranty expense	384	388	769	782
Insurance related administrative expenses	337	329	658	616
Interest expense	31	34	63	69
Other expenses	31	49	73	99
Total claims, benefits and expenses	3,337	3,117	6,615	6,134
Income tax expense on core income	(91)	(86)	(168)	(180)
Core income	335	326	616	681
Net investment losses	(46)	(10)	(55)	(32)
Income tax benefit on net investment losses	10	1	12	6
Net investment losses, after tax	(36)	(9)	(43)	(26)
Net income	$299	$317	$573	$655
Three Month Comparison
Core income increased $9 million for the three months ended June 30, 2025 as compared with the same period in 2024. Core income for our Property & Casualty Operations increased $68 million primarily driven by higher net investment income and improved current accident year underwriting results. Core results for our Life & Group segment improved $2 million, while core loss for our Corporate & Other segment increased $61 million.
Catastrophe losses were $62 million and $82 million for the three months ended June 30, 2025 and 2024. Unfavorable net prior year loss reserve development of $108 million and $23 million was recorded for the three months ended June 30, 2025 and 2024 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Core income decreased $65 million for the six months ended June 30, 2025 as compared with the same period in 2024. Core income for our Property & Casualty Operations increased $7 million primarily driven by higher net investment income and improved current accident year underwriting results partially offset by unfavorable net prior year loss reserve development compared to favorable net prior year loss reserve development in the prior year period. Core income for our Life & Group segment increased $3 million, while core loss for our Corporate & Other segment increased $75 million.
Catastrophe losses were $159 million and $170 million for the six months ended June 30, 2025 and 2024. Unfavorable net prior year loss reserve development of $191 million and $16 million was recorded for the six months ended June 30, 2025 and 2024 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024	2025	2024
Gross written premiums	$1,692	$1,728	$3,364	$3,410
Gross written premiums excluding third-party captives	1,013	984	1,943	1,864
Net written premiums	892	857	1,734	1,649
Net earned premiums	862	831	1,692	1,645
Underwriting gain	53	60	95	136
Net investment income	170	154	321	304
Core income	177	169	327	346

Other performance metrics:
Loss ratio	60.1%	59.2%	60.7%	58.9%
Expense ratio	33.2	33.2	33.3	32.5
Dividend ratio	0.3	0.3	0.3	0.3
Combined ratio	93.6%	92.7%	94.3%	91.7%
Less: Effect of catastrophe impacts	—	—	—	—
Less: Effect of (favorable) unfavorable development-related items	—	(0.4)	0.6	(0.5)
Underlying combined ratio	93.6%	93.1%	93.7%	92.2%
Underlying loss ratio	60.1%	59.6%	60.1%	59.4%

Rate	3%	—%	3%	1%
Renewal premium change	4	1	4	2
Retention	86	90	88	89
New business	$122	$118	$234	$212
Three Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $29 million for the three months ended June 30, 2025 as compared with the same period in 2024 driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Specialty increased $35 million for the three months ended June 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $8 million for the three months ended June 30, 2025 as compared with the same period in 2024 primarily due to higher net investment income partially offset by lower underlying underwriting results and no net prior year loss reserve development in the current year period compared with favorable net prior year loss reserve development in the prior year period.
The combined ratio of 93.6% increased 0.9 points for the three months ended June 30, 2025 as compared with the same period in 2024 due to a 0.9 point increase in the loss ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio and no net prior year loss reserve development recorded in the current year period compared with $3 million of favorable net prior year loss reserve development in the same period in 2024. The expense ratio was consistent with the same period in 2024. There were no catastrophe losses for the three months ended June 30, 2025 and 2024.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I Item 1.

Six Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $79 million for the six months ended June 30, 2025 as compared with the same period in 2024 driven by favorable renewal premium change, inclusive of rate, and higher new business partially offset by lower retention. Net written premiums for Specialty increased $85 million for the six months ended June 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $19 million for the six months ended June 30, 2025 as compared with the same period in 2024 primarily due to lower underlying underwriting results and unfavorable net prior year loss reserve development in the current year period compared with favorable net prior year loss reserve development in the prior year period, partially offset by higher net investment income.
The combined ratio of 94.3% increased 2.6 points for the six months ended June 30, 2025 as compared with the same period in 2024 due to a 1.8 point increase in the loss ratio and a 0.8 point increase in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development recorded in the current year period and an increase in the underlying loss ratio primarily driven by continued pricing pressure in management liability lines. The increase in the expense ratio was driven by higher employee related and acquisition costs partially offset by higher net earned premiums. There were no catastrophe losses for the six months ended June 30, 2025 and 2024.
Unfavorable net prior year loss reserve development of $10 million was recorded for the six months ended June 30, 2025 as compared with $8 million of favorable net prior year loss reserve development recorded for the six months ended June 30, 2024. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	June 30, 2025	December 31, 2024
Gross case reserves	$2,080	$2,023
Gross IBNR reserves	5,624	5,403
Total gross carried claim and claim adjustment expense reserves	$7,704	$7,426
Net case reserves	$1,745	$1,697
Net IBNR reserves	4,328	4,282
Total net carried claim and claim adjustment expense reserves	$6,073	$5,979

Commercial
The following table details the results of operations for Commercial and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024	2025	2024
Gross written premiums	$2,065	$1,927	$3,918	$3,613
Gross written premiums excluding third-party captives	1,903	1,802	3,742	3,484
Net written premiums	1,563	1,458	3,061	2,796
Net earned premiums	1,402	1,247	2,782	2,449
Underwriting gain	74	39	57	68
Net investment income	206	175	383	351
Core income	218	167	342	325

Other performance metrics:
Loss ratio	67.1%	68.0%	70.0%	68.4%
Expense ratio	27.2	28.5	27.4	28.4
Dividend ratio	0.5	0.5	0.5	0.5
Combined ratio	94.8%	97.0%	97.9%	97.3%
Less: Effect of catastrophe impacts	4.2	6.1	5.2	6.4
Less: Effect of (favorable) unfavorable development-related items	—	(0.1)	1.9	—
Underlying combined ratio	90.6%	91.0%	90.8%	90.9%
Underlying loss ratio	62.9%	62.0%	62.9%	62.0%

Rate	5%	7%	6%	7%
Renewal premium change	6	7	7	8
Retention	81	84	83	84
New business	$420	$405	$790	$772
Three Month Comparison
Gross written premiums for Commercial increased $138 million for the three months ended June 30, 2025 as compared with the same period in 2024 driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Commercial increased $105 million for the three months ended June 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $51 million for the three months ended June 30, 2025 as compared with the same period in 2024, primarily driven by improved current accident year underwriting results and higher net investment income.
The combined ratio of 94.8% improved 2.2 points for the three months ended June 30, 2025 as compared with the same period in 2024 due to a 1.3 point improvement in the expense ratio and a 0.9 point improvement in the loss ratio. The improvement in the expense ratio was primarily driven by higher net earned premiums and a lower acquisition ratio. The improvement in the loss ratio was primarily due to lower catastrophes losses partially offset by an increase in the underlying loss ratio driven by the continuation of elevated loss cost trends in commercial auto. Catastrophe losses were $57 million, or 4.2 points of the loss ratio, for the three months ended June 30, 2025, as compared with $76 million, or 6.1 points of the loss ratio, for the three months ended June 30, 2024.
Favorable net prior year loss reserve development of $4 million and $6 million was recorded for the three months ended June 30, 2025 and 2024. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums for Commercial increased $305 million for the six months ended June 30, 2025 as compared with the same period in 2024 driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Commercial increased $265 million for the six months ended June 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $17 million for the six months ended June 30, 2025 as compared with the same period in 2024, primarily driven by improved current accident year underwriting results and higher net investment income partially offset by unfavorable net prior year loss reserve development.
The combined ratio of 97.9% increased 0.6 points for the six months ended June 30, 2025 as compared with the same period in 2024 due to a 1.6 point increase in the loss ratio partially offset by a 1.0 point improvement in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development and an increase in the underlying loss ratio driven by the continuation of elevated loss cost trends in commercial auto, partially offset by lower catastrophe losses. Catastrophe losses were $143 million, or 5.2 points of the loss ratio, for the six months ended June 30, 2025, as compared with $158 million, or 6.4 points of the loss ratio, for the six months ended June 30, 2024. The improvement in the expense ratio was driven by higher net earned premiums.
Unfavorable net prior year loss reserve development of $47 million was recorded for the six months ended June 30, 2025 as compared with $8 million of favorable net prior year loss reserve development recorded for the six months ended June 30, 2024. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	June 30, 2025	December 31, 2024
Gross case reserves	$3,882	$3,690
Gross IBNR reserves	8,006	7,646
Total gross carried claim and claim adjustment expense reserves	$11,888	$11,336
Net case reserves	$3,300	$3,135
Net IBNR reserves	7,098	6,804
Total net carried claim and claim adjustment expense reserves	$10,398	$9,939

International
The following table details the results of operations for International and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024	2025	2024
Gross written premiums	$437	$417	$810	$791
Net written premiums	391	359	657	619
Net earned premiums	324	311	634	626
Underwriting gain	23	25	38	46
Net investment income	38	32	72	63
Core income	53	44	90	81

Other performance metrics:
Loss ratio	59.9%	59.1%	61.0%	59.6%
Expense ratio	32.9	32.8	33.0	33.0
Combined ratio	92.8%	91.9%	94.0%	92.6%
Less: Effect of catastrophe impacts	1.4	2.0	2.5	2.0
Less: Effect of (favorable) unfavorable development-related items	—	(1.0)	—	(0.5)
Underlying combined ratio	91.4%	90.9%	91.5%	91.1%
Underlying loss ratio	58.5%	58.1%	58.5%	58.1%

Rate	(4)%	0%	(3)%	0%
Renewal premium change	(1)	2	—	3
Retention	86	80	85	81
New business	$103	$72	$186	$140
Three Month Comparison
Gross written premiums for International increased $20 million for the three months ended June 30, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, gross written premiums increased $14 million driven by higher new business and retention partially offset by lower rate. Net written premiums for International increased $32 million for the three months ended June 30, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, net written premiums increased $26 million for the three months ended June 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $9 million for the three months ended June 30, 2025 as compared with the same period in 2024 primarily driven by a favorable impact from changes in foreign currency exchange rates and higher net investment income.
The combined ratio of 92.8% increased 0.9 points for the three months ended June 30, 2025 as compared with the same period in 2024 largely due to a 0.8 point increase in the loss ratio. The increase in the loss ratio was primarily driven by no net prior year loss reserve development recorded in the current year period compared with $3 million of favorable net prior year loss reserve development in the same period in 2024 and an increase in the underlying loss ratio, partially offset by lower catastrophe losses. Catastrophe losses were $5 million, or 1.4 points of the loss ratio, for the three months ended June 30, 2025, as compared with $6 million, or 2.0 points of the loss ratio, for the three months ended June 30, 2024. The expense ratio was generally consistent with the same period in 2024.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Gross written premiums for International increased $19 million for the six months ended June 30, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, gross written premiums increased $28 million driven by higher new business and retention partially offset by lower rate. Net written premiums for International increased $38 million for the six months ended June 30, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, net written premiums increased $45 million for the six months ended June 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $9 million for the six months ended June 30, 2025 as compared with the same period in 2024 primarily driven by a favorable impact from changes in foreign currency exchange rates and higher net investment income.
The combined ratio of 94.0% increased 1.4 points for the six months ended June 30, 2025 as compared with the same period in 2024 due to a 1.4 point increase in the loss ratio. The increase in the loss ratio was primarily driven by higher catastrophe losses and no net prior year loss reserve development recorded in the current year period compared with $3 million of favorable net prior year loss reserve development in the same period in 2024. Catastrophe losses were $16 million, or 2.5 points of the loss ratio, for the six months ended June 30, 2025, as compared with $12 million, or 2.0 points of the loss ratio, for the six months ended June 30, 2024. The expense ratio was consistent with the same period in 2024.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	June 30, 2025	December 31, 2024
Gross case reserves	$968	$876
Gross IBNR reserves	2,288	2,044
Total gross carried claim and claim adjustment expense reserves	$3,256	$2,920
Net case reserves	$834	$741
Net IBNR reserves	1,932	1,675
Total net carried claim and claim adjustment expense reserves	$2,766	$2,416

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Net earned premiums	$106	$109	$212	$219
Claims, benefits and expenses	345	355	675	696
Net investment income	235	239	461	470
Core income (loss)	1	(1)	7	4
Three Month Comparison
Results for the three months ended June 30, 2025 was generally consistent with the same period in 2024, reflecting favorable persistency, partially offset by lower net investment income.
Six Month Comparison
Results for the six months ended June 30, 2025 were generally consistent with the three month summary above.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Net investment income	$13	$18	$29	$39
Insurance claims and policyholders' benefits	108	27	117	19
Interest expense	31	35	63	69
Core loss	(114)	(53)	(150)	(75)
Three Month Comparison
Core loss increased $61 million for three months ended June 30, 2025 as compared with the same period in 2024. The increase was primarily due to an $88 million after-tax charge related to unfavorable net prior year loss reserve development associated with legacy mass tort abuse reserves as compared with a $28 million after-tax charge in the prior year period, as a result of our annual comprehensive review of legacy mass tort exposures undertaken in the second quarter of each year. The current quarter development charge included certain amounts in anticipation of the agreement in principle with regards to the Diocese of Rochester. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Six Month Comparison
Core loss increased $75 million for six months ended June 30, 2025 as compared with the same period in 2024 primarily due to a $106 million after-tax charge related to unfavorable net prior year loss reserve development associated with legacy mass tort abuse reserves as compared with a $28 million after-tax charge in the prior year period. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	June 30, 2025	December 31, 2024
Gross case reserves	$1,264	$1,241
Gross IBNR reserves	1,480	1,431
Total gross carried claim and claim adjustment expense reserves	$2,744	$2,672
Net case reserves	$123	$120
Net IBNR reserves	381	268
Total net carried claim and claim adjustment expense reserves	$504	$388

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Fixed income securities:
Taxable fixed income securities	$508	$484	$1,004	$956
Tax-exempt fixed income securities	36	36	70	74
Total fixed income securities	544	520	1,074	1,030
Limited partnership and common stock investments	100	78	154	146
Other, net of investment expense	18	20	38	51
Net investment income	$662	$618	$1,266	$1,227

Effective income yield for the fixed income securities portfolio	4.9%	4.8%	4.8%	4.8%
Limited partnership and common stock return	3.6%	3.1%	5.7%	6.1%
Net investment income increased $44 million and $39 million for the three and six months ended June 30, 2025 as compared with the same periods in 2024 driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates, as well as favorable limited partnership and common stock returns.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Fixed maturity securities:
Corporate bonds and other	$(40)	$(4)	$(49)	$(21)
States, municipalities and political subdivisions	—	(2)	(1)	(2)
Asset-backed	(8)	(6)	(7)	(21)
Total fixed maturity securities	(48)	(12)	(57)	(44)
Non-redeemable preferred stock	6	1	6	12
Derivatives, short-term and other	1	1	1	—
Mortgage loans	(5)	—	(5)	—
Net investment losses	(46)	(10)	(55)	(32)
Income tax benefit on net investment losses	10	1	12	6
Net investment losses, after tax	$(36)	$(9)	$(43)	$(26)
Pretax net investment losses increased $36 million for the three months ended June 30, 2025 as compared with the same period in 2024 driven by higher net losses on disposals of fixed maturity securities and higher impairment losses, partially offset by the favorable change in fair value of non-redeemable preferred stock.
Pretax net investment losses increased $23 million for the six months ended June 30, 2025 as compared with the same period in 2024 driven by higher net losses on disposals of fixed maturity securities and a lower favorable change in the fair value of non-redeemable preferred stock.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Net Unrealized Gains ( Losses)	Estimated Fair Value	Net Unrealized Gains ( Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,124	$(306)	$2,936	$(369)
AAA	3,410	(206)	3,010	(217)
AA	6,698	(585)	6,369	(567)
A	10,873	(266)	10,260	(379)
BBB	16,992	(452)	16,757	(729)
Non-investment grade	1,702	(61)	1,779	(64)
Total	$42,799	$(1,876)	$41,111	$(2,325)
As of June 30, 2025 and December 31, 2024, 1% of our fixed maturity portfolio was rated internally. Additionally, as of June 30, 2025 and December 31, 2024, we assigned a AAA rating to $287 million and $199 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,086	$322
AAA	1,608	280
AA	4,234	735
A	5,901	523
BBB	9,531	787
Non-investment grade	677	92
Total	$24,037	$2,739
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$1,198	$22
Due after one year through five years	6,796	346
Due after five years through ten years	5,990	683
Due after ten years	10,053	1,688
Total	$24,037	$2,739

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

	June 30, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$15,338	9.8	$14,915	9.8
Property & Casualty and Corporate & Other	29,472	4.5	28,779	4.3
Total	$44,810	6.3	$43,694	6.2
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
For the six months ended June 30, 2025, net cash provided by operating activities was $1,200 million as compared with $1,120 million for the same period in 2024. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher cash from investment earnings, partially offset by an increase in net claim payments.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the six months ended June 30, 2025, net cash used by investing activities was $471 million as compared $209 million for the same period in 2024. Net cash provided or used by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the six months ended June 30, 2025, net cash used by financing activities was $847 million as compared with $878 million for the same period in 2024. Financing activities for the periods presented include:
•During the six months ended June 30, 2025, we paid dividends of $798 million and repurchased 700,000 shares of our common stock at an aggregate cost of $34 million.
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

Common Stock Dividends
Cash dividends of $2.92 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2025. On August 1, 2025, our Board of Directors declared a quarterly cash dividend of $0.46 per share, payable September 4, 2025 to stockholders of record on August 18, 2025. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2025 CCC was in a positive earned surplus position. CCC paid dividends of $610 million and $490 million to CNAF during the six months ended June 30, 2025 and 2024. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
RECENT LEGISLATION
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (OBBBA), was enacted. The OBBBA includes significant federal tax law changes which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The OBBBA is subject to further clarification from the issuance of future technical guidance by the U.S. Department of Treasury. We are currently evaluating the impacts of the OBBBA but do not expect it to have a material impact on our results of operations or financial condition.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended June 30, 2025. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2025, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2025.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: August 4, 2025	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Amended and Restated Investment Facilities and Services Agreement, dated July 1, 2025, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries	10.1

General Release & Separation Agreement, dated July 3, 2025 between CNA Financial Corporation and Susan A. Stone	10.2

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1