Form 10-Q
period 2025-09-30
CNA FINANCIAL CORP
filed 2025-11-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2025, 270,666,584 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2025	2024	2025	2024
Revenues
Net earned premiums	$2,783	$2,593	$8,103	$7,532
Net investment income	638	626	1,904	1,853
Net investment losses	(7)	(10)	(62)	(42)
Non-insurance warranty revenue	393	401	1,188	1,212
Other revenues	10	8	28	26
Total revenues	3,817	3,618	11,161	10,581
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $36, $48, $59 and $88)	2,032	2,019	6,144	5,708
Amortization of deferred acquisition costs	483	457	1,423	1,336
Non-insurance warranty expense	377	387	1,146	1,169
Other operating expenses	376	362	1,107	1,077
Interest expense	36	32	99	101
Total claims, benefits and expenses	3,304	3,257	9,919	9,391
Income before income tax	513	361	1,242	1,190
Income tax expense	(110)	(78)	(266)	(252)
Net income	$403	$283	$976	$938

Basic earnings per share	$1.49	$1.04	$3.60	$3.46

Diluted earnings per share	$1.48	$1.04	$3.58	$3.44

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.1	271.3	271.2	271.5
Diluted	272.3	272.7	272.4	272.7
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Comprehensive Income
Net income	$403	$283	$976	$938
Other Comprehensive Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	3	(3)	1	(1)
Net unrealized gains and losses on other investments	558	1,265	913	804
Net unrealized gains and losses on investments	561	1,262	914	803
Impact of changes in discount rates used to measure long-duration contract liabilities	(150)	(623)	(267)	(9)
Foreign currency translation adjustment	(38)	63	128	21
Pension and postretirement benefits	2	8	5	20
Other comprehensive income, net of tax	375	710	780	835
Total comprehensive income	$778	$993	$1,756	$1,773
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $44,924 and $43,481, less allowance for credit loss of $61 and $45)	$43,702	$41,111
Equity securities at fair value (cost of $688 and $632)	726	659
Limited partnership investments	2,713	2,520
Other invested assets	97	85
Mortgage loans (less allowance for credit loss of $40 and $35)	1,055	1,019
Short-term investments	2,243	2,088
Total investments	50,536	47,482
Cash	483	472
Reinsurance receivables (less allowance for uncollectible receivables of $22 and $21)	6,445	6,051
Insurance receivables (less allowance for uncollectible receivables of $27 and $26)	3,666	3,671
Accrued investment income	480	451
Deferred acquisition costs	985	959
Deferred income taxes	585	850
Property and equipment at cost (less accumulated depreciation of $342 and $314)	283	295
Goodwill	148	145
Deferred non-insurance warranty acquisition expense	3,340	3,525
Other assets	2,805	2,591
Total assets	$69,756	$66,492
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$26,525	$24,976
Unearned premiums	7,578	7,346
Future policy benefits	13,546	13,158
Short-term debt	500	—
Long-term debt	2,970	2,973
Deferred non-insurance warranty revenue	4,294	4,530
Other liabilities (includes $39 and $47 due to Loews Corporation)	3,021	2,996
Total liabilities	58,434	55,979
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,666,584 and 270,844,681 shares outstanding)	683	683
Additional paid-in capital	2,220	2,229
Retained earnings	9,739	9,686
Accumulated other comprehensive loss	(1,211)	(1,991)
Treasury stock (2,373,659 and 2,195,562 shares), at cost	(109)	(94)
Total stockholders’ equity	11,322	10,513
Total liabilities and stockholders' equity	$69,756	$66,492
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2025	2024
Cash Flows from Operating Activities
Net income	$976	$938
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	91	42
Trading portfolio activity	(14)	(1)
Net investment losses	62	42
Equity method investees	(37)	(93)
Net amortization of investments	(149)	(153)
Depreciation and amortization	53	51
Changes in:
Receivables, net	(318)	(404)
Accrued investment income	(26)	(15)
Deferred acquisition costs	(16)	(45)
Insurance reserves	1,522	1,559
Other, net	(224)	(53)
Net cash flows provided by operating activities	1,920	1,868
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,432	2,335
Fixed maturity securities - maturities, calls and redemptions	2,567	1,755
Equity securities	396	388
Limited partnerships	89	45
Mortgage loans	69	75
Purchases:
Fixed maturity securities	(6,052)	(5,016)
Equity securities	(429)	(332)
Limited partnerships	(252)	(235)
Mortgage loans	(110)	(43)
Change in other investments	(5)	(2)
Change in short-term investments	(94)	329
Purchases of property and equipment	(58)	(57)
Other, net	1	(4)
Net cash flows used by investing activities	(1,446)	(762)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(922)	(906)
Proceeds from the issuance of debt	495	490
Repayment of debt	—	(550)
Purchase of treasury stock	(34)	(20)
Other, net	(17)	(12)
Net cash flows used by financing activities	(478)	(998)
Effect of foreign exchange rate changes on cash	15	3
Net change in cash	11	111
Cash, beginning of year	472	345
Cash, end of period	$483	$456
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,213	2,210	2,229	2,221
Stock-based compensation	7	11	(9)	—
Balance, end of period	2,220	2,221	2,220	2,221
Retained Earnings
Balance, beginning of period	9,460	9,623	9,686	9,755
Dividends to common stockholders ($0.46, $0.44, $3.38 and $3.32 per share)	(124)	(121)	(923)	(908)
Net income	403	283	976	938
Balance, end of period	9,739	9,785	9,739	9,785
Accumulated Other Comprehensive Loss
Balance, beginning of period	(1,586)	(2,547)	(1,991)	(2,672)
Other comprehensive income	375	710	780	835
Balance, end of period	(1,211)	(1,837)	(1,211)	(1,837)
Treasury Stock
Balance, beginning of period	(109)	(95)	(94)	(94)
Stock-based compensation	—	1	19	20
Purchase of treasury stock	—	—	(34)	(20)
Balance, end of period	(109)	(94)	(109)	(94)
Total stockholders' equity	$11,322	$10,758	$11,322	$10,758
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of September 30, 2025.
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
The interim financial data as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The updated accounting guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The updated guidance changes the accounting for internal-use software by eliminating references to sequential project stages. Eligible software development cost capitalization will begin when: (1) management has authorized and committed to funding the software project and (2) it is probable that the software will be completed and used as intended. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The guidance may be applied using a prospective transition method, a retrospective transition method, or a modified prospective transition method. The Company is currently evaluating the effect the updated guidance will have on its financial statements.

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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2025	2024	2025	2024
Net income	$403	$283	$976	$938

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.1	271.3	271.2	271.5
Diluted
Weighted average shares outstanding	271.1	271.3	271.2	271.5
Dilutive effect of stock-based awards under compensation plans	1.2	1.4	1.2	1.2
Total	272.3	272.7	272.4	272.7

Earnings per share
Basic	$1.49	$1.04	$3.60	$3.46
Diluted	$1.48	$1.04	$3.58	$3.44
Excluded from the calculation of diluted earnings per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
The Company repurchased 700,000 and 450,000 shares of CNAF common stock at an aggregate cost of $34 million and $20 million during the nine months ended September 30, 2025 and 2024.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Fixed maturity securities	$541	$517	$1,599	$1,530
Equity securities	12	21	45	56
Limited partnership investments	68	67	205	195
Mortgage loans	16	14	48	43
Short-term investments	19	20	52	68
Trading portfolio	(1)	—	3	1
Other	5	8	19	23
Gross investment income	660	647	1,971	1,916
Investment expense	(22)	(21)	(67)	(63)
Net investment income	$638	$626	$1,904	$1,853
Net investment income (loss) recognized due to the change in fair value of common stock held as of September 30, 2025 and 2024	$3	$11	$15	$20
Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$15	$11	$33	$38
Gross losses	(25)	(33)	(100)	(104)
Net investment gains (losses) on fixed maturity securities	(10)	(22)	(67)	(66)
Equity securities	4	13	10	25
Mortgage loans	—	—	(5)	—
Short-term investments and other	(1)	(1)	—	(1)
Net investment gains (losses)	$(7)	$(10)	$(62)	$(42)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of September 30, 2025 and 2024	$4	$13	$8	$24
The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Fixed maturity securities available-for-sale:
Corporate and other bonds	$4	$8	$15	$23
Asset-backed	2	4	7	9
Impairment losses (gains) recognized in earnings	$6	$12	$22	$32
The Company also recognized $5 million of impairment losses on mortgage loans during the nine months ended September 30, 2025 due to changes in expected credit losses. There were no impairment losses recognized on mortgage loans during the three months ended September 30, 2025 and the three and nine months ended September 30, 2024.

The following tables present a summary of fixed maturity securities.

September 30, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,592	$734	$844	$21	$25,461
States, municipalities and political subdivisions	8,840	301	765	—	8,376
Asset-backed:
Residential mortgage-backed	4,041	42	382	—	3,701
Commercial mortgage-backed	1,684	19	88	22	1,593
Other asset-backed	3,790	28	190	18	3,610
Total asset-backed	9,515	89	660	40	8,904
U.S. Treasury and obligations of government-sponsored enterprises	226	—	3	—	223
Foreign government	736	10	23	—	723
Total fixed maturity securities available-for-sale	44,909	1,134	2,295	61	43,687
Total fixed maturity securities trading	15	—	—	—	15
Total fixed maturity securities	$44,924	$1,134	$2,295	$61	$43,702

December 31, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835	—	6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488	—	3,244
Commercial mortgage-backed	1,830	11	142	18	1,681
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,325	42	869	32	8,466
U.S. Treasury and obligations of government-sponsored enterprises	220	1	1	—	220
Foreign government	701	6	30	—	677
Total fixed maturity securities available-for-sale	43,481	715	3,040	45	41,111
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$43,481	$715	$3,040	$45	$41,111

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,802	$58	$8,578	$786	$11,380	$844
States, municipalities and political subdivisions	701	33	3,162	732	3,863	765
Asset-backed:
Residential mortgage-backed	133	2	2,038	380	2,171	382
Commercial mortgage-backed	27	—	923	88	950	88
Other asset-backed	505	12	1,361	178	1,866	190
Total asset-backed	665	14	4,322	646	4,987	660
U.S. Treasury and obligations of government-sponsored enterprises	29	2	23	1	52	3
Foreign government	108	2	301	21	409	23
Total	$4,305	$109	$16,386	$2,186	$20,691	$2,295

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	230	3	988	139	1,218	142
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,759	46	4,555	823	6,314	869
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41	—	90	1
Foreign government	118	3	368	27	486	30
Total	$9,019	$267	$18,319	$2,773	$27,338	$3,040

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$1,959	$281	$2,567	$373
AAA	1,367	248	1,830	283
AA	3,765	633	4,257	730
A	5,049	436	6,340	582
BBB	7,846	627	11,548	980
Non-investment grade	705	70	796	92
Total	$20,691	$2,295	$27,338	$3,040
Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2025 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of September 30, 2025.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $469 million, $442 million, and $451 million as of September 30, 2025, December 31, 2024, and September 30, 2024 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2025	$14	$37	$51
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	3	3
Available-for-sale securities accounted for as PCD assets	4	—	4

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	3	—	3
Balance as of September 30, 2025	$21	$40	$61

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2024	$—	$17	$17
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	4	—	4
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	—	—	—
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	9	9
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	4	4
Balance as of September 30, 2024	$6	$12	$18

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	3	6
Available-for-sale securities accounted for as PCD assets	4	—	4

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	7	5	12
Balance as of September 30, 2025	$21	$40	$61

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	4	—	4
Available-for-sale securities accounted for as PCD assets	2	—	2

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	9	9
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	10	10
Balance as of September 30, 2024	$6	$12	$18

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2025		December 31, 2024
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,275	$1,267	$1,761	$1,753
Due after one year through five years	11,741	11,578	11,678	11,403
Due after five years through ten years	13,010	12,764	13,134	12,415
Due after ten years	18,883	18,078	16,908	15,540
Total	$44,909	$43,687	$43,481	$41,111
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of September 30, 2025, the Company had commitments to purchase or fund approximately $1,775 million and sell approximately $60 million under the terms of these investments.
Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

September 30, 2025	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2025	2024	2023	2022	2021	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$18	$—	$33	$6	$5	$210	$272
LTV 55% to 65%	—	—	12	15	6	16	49
LTV greater than 65%	—	—	—	30	12	—	42
DSCR 1.2x - 1.6x
LTV less than 55%	—	68	28	5	2	93	196
LTV 55% to 65%	55	33	38	21	19	28	194
LTV greater than 65%	23	—	—	46	—	—	69
DSCR ≤1.2
LTV less than 55%	—	—	6	34	—	21	61
LTV 55% to 65%	37	—	17	39	—	15	108
LTV greater than 65%	—	—	—	34	22	48	104
Total	$133	$101	$134	$230	$66	$431	$1,095
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of September 30, 2025, accrued interest receivable on mortgage loans totaled $5 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

September 30, 2025				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$227	$24,795	$1,400	$26,422
States, municipalities and political subdivisions	—	8,332	44	8,376
Asset-backed	—	7,945	959	8,904
Total fixed maturity securities	227	41,072	2,403	43,702
Equity securities:
Common stock	187	—	10	197
Non-redeemable preferred stock	36	493	—	529
Total equity securities	223	493	10	726
Short-term and other	2,017	52	—	2,069
Total assets	$2,467	$41,617	$2,413	$46,497

Total liabilities	$—	$—	$—	$—

December 31, 2024				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions	—	6,762	42	6,804
Asset-backed	—	7,590	876	8,466
Total fixed maturity securities	223	38,692	2,196	41,111
Equity securities:
Common stock	162	—	18	180
Non-redeemable preferred stock	36	441	2	479
Total equity securities	198	441	20	659
Short-term and other	1,852	70	—	1,922
Total assets	$2,273	$39,203	$2,216	$43,692

Total liabilities	$—	$—	$—	$—

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2025	$1,388	$44	$886	$10	$2,328
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	3	—	3
Reported in Net investment income	—	—	5	—	5
Reported in Other comprehensive income (loss)	21	—	8	—	29
Total realized and unrealized investment gains (losses)	21	—	16	—	37
Purchases	24	—	93	—	117
Sales	—	—	—	—	—
Settlements	(33)	—	(36)	—	(69)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance as of September 30, 2025	$1,400	$44	$959	$10	$2,413
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2025 recognized in Other comprehensive income (loss) in the period	21	—	9	—	30

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2024	$1,129	$43	$887	$14	$2,073
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(3)	—	(3)
Reported in Net investment income	—	—	4	—	4
Reported in Other comprehensive income (loss)	59	2	30	—	91
Total realized and unrealized investment gains (losses)	59	2	31	—	92
Purchases	83	—	38	—	121
Sales	(10)	—	—	—	(10)
Settlements	(24)	—	(23)	—	(47)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(18)	—	(18)
Balance as of September 30, 2024	$1,237	$45	$915	$14	$2,211
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2024 recognized in Other comprehensive income (loss) in the period	57	2	30	—	89

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2025	$1,278	$42	$876	$20	$2,216
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	(1)	2	2
Reported in Net investment income	—	—	14	(1)	13
Reported in Other comprehensive income (loss)	58	2	5	—	65
Total realized and unrealized investment gains (losses)	59	2	18	1	80
Purchases	123	—	142	—	265
Sales	—	—	—	(7)	(7)
Settlements	(75)	—	(77)	(4)	(156)
Transfers into Level 3	15	—	—	—	15
Transfers out of Level 3	—	—	—	—	—
Balance as of September 30, 2025	$1,400	$44	$959	$10	$2,413
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2025 recognized in Other comprehensive income (loss) in the period	55	2	6	—	63

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2024	$1,045	$44	$901	$24	$2,014
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(10)	—	(10)
Reported in Net investment income	—	—	15	6	21
Reported in Other comprehensive income (loss)	39	1	14	—	54
Total realized and unrealized investment gains (losses)	39	1	19	6	65
Purchases	229	—	111	3	343
Sales	(10)	—	(14)	(19)	(43)
Settlements	(77)	—	(65)	—	(142)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(37)	—	(37)
Balance as of September 30, 2024	$1,237	$45	$915	$14	$2,211
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2024 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2024 recognized in Other comprehensive income (loss) in the period	34	1	14	—	49
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
As of September 30, 2025 and December 31, 2024, there were $90 million and $79 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.

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

September 30, 2025	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,866	Discounted cash flow	Credit spread	1% - 7% (2%)

December 31, 2024	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1% - 6% (2%)
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

September 30, 2025	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,055	$—	$—	$1,047	$1,047
Liabilities
Short-term debt	$500	$—	$500	$—	$500
Long-term debt	2,970	—	2,959	—	2,959

December 31, 2024	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,019	$—	$—	$987	$987
Liabilities
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	2,973	—	2,885	—	2,885
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. The Company reported catastrophe losses, net of reinsurance, of $41 million and $200 million for the three and nine months ended September 30, 2025 driven by severe weather related events. The Company reported catastrophe losses, net of reinsurance, of $143 million and $313 million for the three and nine months ended September 30, 2024 driven by severe weather related events, including $55 million for Hurricane Helene.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

For the nine months ended September 30
(In millions)	2025	2024
Reserves, beginning of year:
Gross	$24,976	$23,304
Ceded	5,713	5,141
Net reserves, beginning of year	19,263	18,163
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,011	4,706
Increase (decrease) in provision for insured events of prior years	191	26
Amortization of discount	29	30
Total net incurred (1)	5,231	4,762
Net payments attributable to:
Current year events	(659)	(655)
Prior year events	(3,463)	(3,189)
Total net payments	(4,122)	(3,844)
Foreign currency translation adjustment and other	165	35
Net reserves, end of period	20,537	19,116
Ceded reserves, end of period	5,988	5,442
Gross reserves, end of period	$26,525	$24,558
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Pretax (favorable) unfavorable development:
Specialty	$—	$—	$10	$(8)
Commercial	(1)	(3)	46	(11)
International	—	(2)	—	(5)
Corporate & Other	—	22	134	57
Total pretax (favorable) unfavorable development	$(1)	$17	$190	$33
Unfavorable development of $134 million was recorded within the Corporate & Other segment for the nine months ended September 30, 2025, largely associated with legacy mass tort abuse claim activity, the on-going effects of social inflation and the agreement in principle with regards to the Diocese of Rochester. Unfavorable development of $22 million and $57 million was recorded within the Corporate & Other segment for the three and nine months ended September 30, 2024, largely associated with legacy mass tort abuse reserves.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$—	$—	$(2)
Other Professional Liability and Management Liability	25	11	43	28
Surety	(25)	(20)	(47)	(46)
Warranty	—	7	10	20
Other	—	2	4	(8)
Total pretax (favorable) unfavorable development	$—	$—	$10	$(8)
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
Unfavorable development in warranty was primarily due to higher than expected frequency and severity in a recent accident year.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$25	$50	$46
General Liability	—	28	62	47
Workers' Compensation	(1)	(57)	(66)	(106)
Property and Other	—	1	—	2
Total pretax (favorable) unfavorable development	$(1)	$(3)	$46	$(11)
Three Months
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

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Pretax (favorable) unfavorable development:
Commercial	$(1)	$(13)	$(4)	$(7)
Specialty	1	11	5	2
Other	—	—	(1)	—
Total pretax (favorable) unfavorable development	$—	$(2)	$—	$(5)
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $14 million and $11 million for the three months ended September 30, 2025 and 2024 and $39 million and $36 million for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the cumulative amounts ceded under the LPT were $3.7 billion. The unrecognized deferred retroactive reinsurance benefit was $386 million and $425 million as of September 30, 2025 and December 31, 2024 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.3 billion as of September 30, 2025. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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
Annually in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate actions and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research is also considered.
The cash flow assumption updates for the third quarter of 2025 resulted in a $7 million pretax increase in the LFPB. Included in the assumption updates were unfavorable incidence, claim closure and cost of care inflation impacts offset by favorable premium rate actions.
The cash flow assumption updates for the third quarter 2024 resulted in a $15 million pretax increase to the LFPB. Included in the assumption updates was a favorable impact from outperformance on premium rate assumptions and an unfavorable impact from higher cost of care inflation.
See Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2024 for further information on the long-term care reserving process.

The following table summarizes balances and changes in the LFPB.

(In millions)	2025	2024
Present value of future net premiums
Balance, January 1	$3,425	$3,710
Effect of changes in discount rate	(7)	(125)
Balance, January 1, at original locked in discount rate	3,418	3,585
Effect of changes in cash flow assumptions (1)	114	111
Effect of actual variances from expected experience (1)	(2)	(40)
Adjusted balance, January 1	3,530	3,656
Interest accrual	133	139
Net premiums: earned during period	(306)	(317)
Balance, end of period at original locked in discount rate	3,357	3,478
Effect of changes in discount rate	83	147
Balance, September 30	$3,440	$3,625

Present value of future benefits & expenses
Balance, January 1	$16,583	$17,669
Effect of changes in discount rate	440	(578)
Balance, January 1, at original locked in discount rate	17,023	17,091
Effect of changes in cash flow assumptions (1)	121	126
Effect of actual variances from expected experience (1)	50	33
Adjusted balance, January 1	17,194	17,250
Interest accrual	688	693
Benefit & expense payments	(870)	(883)
Balance, end of period at original locked in discount rate	17,012	17,060
Effect of changes in discount rate	(26)	612
Balance, September 30	$16,986	$17,672

Net LFPB	$13,546	$14,047
(1) As of September 30, 2025 and 2024 the re-measurement gain (loss) of $(59) million and $(88) million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the Company’s long-term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Earned premiums	$106	$110	$318	$329
Interest accretion	185	185	555	554
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of September 30
(In millions)	2025	2024
Expected future benefit and expense payments	$31,582	$32,009
Expected future gross premiums	5,048	5,305
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,580 million and $3,792 million as of September 30, 2025 and 2024.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of September 30, 2025 and 2024.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of September 30		As of December 31
	2025	2024	2024
Original locked in discount rate	5.16%	5.20%	5.20%
Upper-medium grade fixed income instrument discount rate	5.24	4.90	5.51
For the three and nine months ended September 30, 2025, immediate charges to net income resulting from adverse development in certain cohorts where the Net Premium Ratio (NPR) exceeded 100% were $65 million and $93 million. For the three and nine months ended September 30, 2024, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $84 million and $128 million.
For the three and nine months ended September 30, 2025, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $43 million and $54 million. For the three and nine months ended September 30, 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income were $20 million and $28 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2025, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$9	$21	$27	$65
Expected return on plan assets	(14)	(29)	(41)	(87)
Amortization of net actuarial loss (gain)	2	7	6	21
Pension settlement transaction loss	—	4	—	4
Total net periodic pension cost (benefit)	$(3)	$3	$(8)	$3
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Non-Service Cost (Benefit):
Insurance claims and policyholder's benefits	$(1)	$1	$(2)	$1
Other operating expenses	(2)	2	(6)	2
Total net periodic pension cost (benefit)	$(3)	$3	$(8)	$3
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

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2025	$(15)	$(1,521)	$(188)	$236	$(98)	$(1,586)
Other comprehensive income (loss) before reclassifications	(1)	554	—	(150)	(38)	365
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $—, $—, $—, $— and $2	(4)	(4)	(2)	—	—	(10)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(148), $—, $40, $— and $(109)	3	558	2	(150)	(38)	375
Balance as of September 30, 2025	$(12)	$(963)	$(186)	$86	$(136)	$(1,211)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2024	$(10)	$(2,074)	$(513)	$255	$(205)	$(2,547)
Other comprehensive income (loss) before reclassifications	(9)	1,254	—	(623)	63	685
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $3, $3, $—, $— and $8	(6)	(11)	(8)	—	—	(25)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(340), $(3), $165, $— and $(177)	(3)	1,265	8	(623)	63	710
Balance as of September 30, 2024	$(13)	$(809)	$(505)	$(368)	$(142)	$(1,837)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2025	$(13)	$(1,876)	$(191)	$353	$(264)	$(1,991)
Other comprehensive income (loss) before reclassifications	(11)	873	—	(267)	128	723
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $4, $11, $1, $—, $— and $16	(12)	(40)	(5)	—	—	(57)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(244), $(1), $71, $— and $(174)	1	913	5	(267)	128	780
Balance as of September 30, 2025	$(12)	$(963)	$(186)	$86	$(136)	$(1,211)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2024	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)
Other comprehensive income (loss) before reclassifications	(14)	765	—	(9)	21	763
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $4, $10, $5, $—, $— and $19	(13)	(39)	(20)	—	—	(72)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(216), $(5), $2, $— and $(219)	(1)	804	20	(9)	21	835
Balance as of September 30, 2024	$(13)	$(809)	$(505)	$(368)	$(142)	$(1,837)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$881	$1,453	$344	$106	$—	$(1)	$2,783
Net investment income	162	192	42	226	16	—	638
Non-insurance warranty revenue	393	—	—	—	—	—	393
Other revenues	1	8	—	—	2	(1)	10
Total operating revenues	1,437	1,653	386	332	18	(2)	3,824
Claims, benefits and expenses
Net incurred claims and benefits	534	960	203	336	(10)	—	2,023
Policyholders’ dividends	2	7	—	—	—	—	9
Amortization of deferred acquisition costs	197	215	71	—	—	—	483
Non-insurance warranty expense	377	—	—	—	—	—	377
Insurance related administrative expenses	88	165	42	29	1	(1)	324
Interest expense	—	—	—	—	36	—	36
Other segment items (1)	16	11	(1)	—	27	(1)	52
Total claims, benefits and expenses	1,214	1,358	315	365	54	(2)	3,304

Income tax (expense) benefit on core income (loss)	(47)	(62)	(24)	11	11	—	(111)

Core income (loss)	$176	$233	$47	$(22)	$(25)	$—	$409
Net investment gains (losses)							(7)
Income tax (expense) benefit on net investment gains (losses)							1
Net investment gains (losses), after tax							(6)
Net income (loss)							$403
(1) Other segment items for the Company's property and casualty insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other segment items for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

Three months ended September 30, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$848	$1,325	$311	$110	$—	$(1)	$2,593
Net investment income	157	183	32	240	14	—	626
Non-insurance warranty revenue	401	—	—	—	—	—	401
Other revenues	1	5	—	—	3	(1)	8
Total operating revenues	1,407	1,513	343	350	17	(2)	3,628
Claims, benefits and expenses
Net incurred claims and benefits	509	954	195	336	16	—	2,010
Policyholders’ dividends	2	7	—	—	—	—	9
Amortization of deferred acquisition costs	188	209	60	—	—	—	457
Non-insurance warranty expense	387	—	—	—	—	—	387
Insurance related administrative expenses	90	158	44	30	—	(1)	321
Interest expense	—	—	—	—	32	—	32
Other segment items (1)	13	8	(8)	1	24	(1)	37
Total claims, benefits and expenses (2)	1,189	1,336	291	367	72	(2)	3,253

Income tax (expense) benefit on core income (loss)	(47)	(38)	(16)	8	11	—	(82)

Core income (loss)	$171	$139	$36	$(9)	$(44)	$—	$293
Net investment gains (losses)							(10)
Income tax (expense) benefit on net investment gains (losses)							3
Net investment gains (losses), after tax							(7)
Pension settlement transaction gains (losses)							(4)
Income tax (expense) benefit on pension settlement transaction gains (losses)							1
Pension settlement transaction gains (losses), after tax							(3)
Net income (loss)							$283
(1) Other segment items for the Company's property and casualty insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other segment items for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.
(2) Excludes the impact of pension settlement transaction gains (losses). See Note H to the Condensed Consolidated Financial Statements for additional information.

Nine months ended September 30, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,573	$4,235	$978	$318	$—	$(1)	$8,103
Net investment income	483	575	114	687	45	—	1,904
Non-insurance warranty revenue	1,188	—	—	—	—	—	1,188
Other revenues	1	26	—	—	8	(7)	28
Total operating revenues	4,245	4,836	1,092	1,005	53	(8)	11,223
Claims, benefits and expenses
Net incurred claims and benefits	1,562	2,907	590	949	107	—	6,115
Policyholders’ dividends	7	22	—	—	—	—	29
Amortization of deferred acquisition costs	581	645	197	—	—	—	1,423
Non-insurance warranty expense	1,146	—	—	—	—	—	1,146
Insurance related administrative expenses	268	498	125	90	2	(1)	982
Interest expense	—	—	—	—	99	—	99
Other segment items (1)	41	36	(12)	1	66	(7)	125
Total claims, benefits and expenses	3,605	4,108	900	1,040	274	(8)	9,919

Income tax (expense) benefit on core income (loss)	(137)	(153)	(55)	20	46	—	(279)

Core income (loss)	$503	$575	$137	$(15)	$(175)	$—	$1,025
Net investment gains (losses)							(62)
Income tax (expense) benefit on net investment gains (losses)							13
Net investment gains (losses), after tax							(49)
Net income (loss)							$976
(1) Other segment items for the Company's property and casualty insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other segment items for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

September 30, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,803	$1,786	$559	$77	$2,242	$—	$6,467
Insurance receivables	1,008	2,277	406	1	1	—	3,693
Deferred acquisition costs	447	395	143	—	—	—	985
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,340	—	—	—	—	—	3,340
Insurance reserves
Claim and claim adjustment expenses	7,769	12,153	3,315	615	2,673	—	26,525
Unearned premiums	3,295	3,392	796	95	—	—	7,578
Future policy benefits	—	—	—	13,546	—	—	13,546
Deferred non-insurance warranty revenue	4,294	—	—	—	—	—	4,294

Nine months ended September 30, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,493	$3,774	$937	$329	$—	$(1)	$7,532
Net investment income	461	534	95	710	53	—	1,853
Non-insurance warranty revenue	1,212	—	—	—	—	—	1,212
Other revenues	1	23	—	—	9	(7)	26
Total operating revenues	4,167	4,331	1,032	1,039	62	(8)	10,623
Claims, benefits and expenses
Net incurred claims and benefits	1,478	2,628	568	973	35	—	5,682
Policyholders’ dividends	7	19	—	—	—	—	26
Amortization of deferred acquisition costs	546	608	182	—	—	—	1,336
Non-insurance warranty expense	1,169	—	—	—	—	—	1,169
Insurance related administrative expenses	267	454	129	88	—	(1)	937
Interest expense	—	—	—	—	101	—	101
Other segment items (1)	41	33	(5)	2	72	(7)	136
Total claims, benefits and expenses (2)	3,508	3,742	874	1,063	208	(8)	9,387

Income tax (expense) benefit on core income (loss)	(142)	(125)	(41)	19	27	—	(262)

Core income (loss)	$517	$464	$117	$(5)	$(119)	$—	$974
Net investment gains (losses)							(42)
Income tax (expense) benefit on net investment gains (losses)							9
Net investment gains (losses), after tax							(33)
Pension settlement transaction gains (losses)							(4)
Income tax (expense) benefit on pension settlement transaction gains (losses)							1
Pension settlement transaction gains (losses), after tax							(3)
Net income (loss)							$938
(1) Other segment items for the Company's property and casualty insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other segment items for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Specialty
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$534	$509	$1,552	$1,486
Catastrophe losses	—	—	—	—
(Favorable) unfavorable development (1)	—	—	10	(8)
Commercial
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$921	$829	$2,674	$2,350
Catastrophe losses	39	127	182	285
(Favorable) unfavorable development (1)	(1)	(3)	46	(11)
International
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$201	$181	$572	$545
Catastrophe losses	2	16	18	28
(Favorable) unfavorable development (1)	—	(2)	—	(5)
(1) (Favorable) unfavorable development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.
The following table presents operating revenues by line of business for each reportable segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Specialty
Management & Professional Liability	$773	$753	$2,297	$2,215
Surety	225	202	618	580
Warranty & Alternative Risks	439	452	1,330	1,372
Specialty revenues	1,437	1,407	4,245	4,167
Commercial
Middle Market	483	448	1,430	1,307
Construction	535	521	1,562	1,459
Small Business	160	161	477	472
Other Commercial	475	383	1,367	1,093
Commercial revenues	1,653	1,513	4,836	4,331
International
Canada	114	99	312	296
Europe	165	150	465	440
Hardy	107	94	315	296
International revenues	386	343	1,092	1,032
Life & Group revenues	332	350	1,005	1,039
Corporate & Other revenues	18	17	53	62
Eliminations	(2)	(2)	(8)	(8)
Total operating revenues	3,824	3,628	11,223	10,623
Net investment gains (losses)	(7)	(10)	(62)	(42)
Total revenues	$3,817	$3,618	$11,161	$10,581

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had a deferred non-insurance warranty revenue balance of $4.3 billion and $4.5 billion reported under Liabilities as of September 30, 2025 and December 31, 2024. For the three and nine months ended September 30, 2025, the Company recognized $0.4 billion and $1.1 billion of revenues that were included in the deferred revenue balance as of January 1, 2025. For the three and nine months ended September 30, 2024, the Company recognized $0.3 billion and $1.1 billion of revenues that were included in the deferred revenue balance as of January 1, 2024. For the three and nine months ended September 30, 2025 and 2024, non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.4 billion of the deferred revenue in the remainder of 2025, $1.2 billion in 2026, $1.0 billion in 2027 and $1.7 billion thereafter.

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
The following tables present reconciliations of net income to core income, underwriting gain and underlying underwriting gain for our Property & Casualty Operations:

Three months ended September 30, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$173	$229	$44	$446
Net investment losses, after tax	3	4	3	10
Core income	$176	$233	$47	$456
Less:
Net investment income	162	192	42	396
Non-insurance warranty revenue (expense)	16	—	—	16
Other revenue (expense), including interest expense	(15)	(3)	1	(17)
Income tax expense on core income	(47)	(62)	(24)	(133)
Underwriting gain	60	106	28	194
Effect of catastrophe losses	—	39	2	41
Effect of development-related items	—	—	—	—
Underlying underwriting gain	$60	$145	$30	$235

Three months ended September 30, 2024	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$167	$132	$34	$333
Net investment losses, after tax	4	7	2	13
Core income	$171	$139	$36	$346
Less:
Net investment income	157	183	32	372
Non-insurance warranty revenue (expense)	14	—	—	14
Other revenue (expense), including interest expense	(12)	(3)	8	(7)
Income tax expense on core income	(47)	(38)	(16)	(101)
Underwriting gain (loss)	59	(3)	12	68
Effect of catastrophe losses	—	127	16	143
Effect of favorable development-related items	—	—	(2)	(2)
Underlying underwriting gain	$59	$124	$26	$209

Nine months ended September 30, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$487	$552	$135	$1,174
Net investment losses, after tax	16	23	2	41
Core income	$503	$575	$137	$1,215
Less:
Net investment income	483	575	114	1,172
Non-insurance warranty revenue (expense)	42	—	—	42
Other revenue (expense), including interest expense	(40)	(10)	12	(38)
Income tax expense on core income	(137)	(153)	(55)	(345)
Underwriting gain	155	163	66	384
Effect of catastrophe losses	—	182	18	200
Effect of unfavorable development-related items	10	54	—	64
Underlying underwriting gain	$165	$399	$84	$648

Nine months ended September 30, 2024	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$498	$436	$116	$1,050
Net investment losses, after tax	19	28	1	48
Core income	$517	$464	$117	$1,098
Less:
Net investment income	461	534	95	1,090
Non-insurance warranty revenue (expense)	43	—	—	43
Other revenue (expense), including interest expense	(40)	(10)	5	(45)
Income tax expense on core income	(142)	(125)	(41)	(308)
Underwriting gain	195	65	58	318
Effect of catastrophe losses	—	285	28	313
Effect of favorable development-related items	(8)	—	(5)	(13)
Underlying underwriting gain	$187	$350	$81	$618
The following table presents a reconciliation of net (loss) income to core loss for our Life & Group segment:

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Net (loss) income	$(17)	$(3)	$(22)	$11
Net investment (gains) losses, after tax	(5)	(6)	7	(16)
Core loss	$(22)	$(9)	$(15)	$(5)
The following table present a reconciliation of net loss to core loss for our Corporate & Other segment:

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Net loss	$(26)	$(47)	$(176)	$(123)
Net investment losses, after tax	1	—	1	1
Net pension settlement losses, after tax	—	3	—	3
Core loss	$(25)	$(44)	$(175)	$(119)

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

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Operating Revenues
Net earned premiums	$2,783	$2,593	$8,103	$7,532
Net investment income	638	626	1,904	1,853
Non-insurance warranty revenue	393	401	1,188	1,212
Other revenues	10	8	28	26
Total operating revenues	3,824	3,628	11,223	10,623
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement loss of $36, $48, $59 and $88)	2,023	2,010	6,115	5,682
Policyholders' dividends	9	9	29	26
Amortization of deferred acquisition costs	483	457	1,423	1,336
Non-insurance warranty expense	377	387	1,146	1,169
Insurance related administrative expenses	324	321	982	937
Interest expense	36	32	99	101
Other expenses	52	37	125	136
Total claims, benefits and expenses	3,304	3,253	9,919	9,387
Income tax expense on core income	(111)	(82)	(279)	(262)
Core income	409	293	1,025	974
Net investment losses	(7)	(10)	(62)	(42)
Income tax benefit on net investment losses	1	3	13	9
Net investment losses, after tax	(6)	(7)	(49)	(33)
Pension settlement transaction losses	—	(4)	—	(4)
Income tax benefit on pension settlement transaction losses	—	1	—	1
Pension settlement transaction losses, after tax	—	(3)	—	(3)
Net income	$403	$283	$976	$938
Three Month Comparison
Core income increased $116 million for the three months ended September 30, 2025 as compared with the same period in 2024. Core income for our Property & Casualty Operations increased $110 million primarily driven by lower catastrophe losses, improved underlying underwriting results and higher net investment income. Core loss for our Life & Group segment increased $13 million, while core loss for our Corporate & Other segment improved $19 million.
Catastrophe losses were $41 million and $143 million for the three months ended September 30, 2025 and 2024 driven by severe weather related events. Catastrophe losses for three months ended September 30, 2024 included $55 million for Hurricane Helene. Favorable net prior year loss reserve development of $1 million was recorded for the three months ended September 30, 2025 compared to unfavorable net prior year loss reserve development of $17 million for the three months ended September 30, 2024 related to our Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Core income increased $51 million for the nine months ended September 30, 2025 as compared with the same period in 2024. Core income for our Property & Casualty Operations increased $117 million primarily driven by lower catastrophe losses, higher net investment income and improved underlying underwriting results, partially offset by unfavorable net prior year loss reserve development compared to favorable net prior year loss reserve development in the prior year period. Core loss for our Life & Group segment increased $10 million, while core loss for our Corporate & Other segment increased $56 million.
Catastrophe losses were $200 million and $313 million for the nine months ended September 30, 2025 and 2024 driven by severe weather related events. Catastrophe losses for the nine months ended September 30, 2024 included $55 million for Hurricane Helene. Unfavorable net prior year loss reserve development of $190 million and $33 million was recorded for the nine months ended September 30, 2025 and 2024 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024	2025	2024
Gross written premiums	$1,700	$1,743	$5,064	$5,153
Gross written premiums excluding third-party captives	1,009	982	2,952	2,846
Net written premiums	867	862	2,601	2,511
Net earned premiums	881	848	2,573	2,493
Underwriting gain	60	59	155	195
Net investment income	162	157	483	461
Core income	176	171	503	517

Other performance metrics:
Loss ratio	60.6%	60.1%	60.7%	59.3%
Expense ratio	32.5	32.7	33.0	32.5
Dividend ratio	0.2	0.2	0.3	0.3
Combined ratio	93.3%	93.0%	94.0%	92.1%
Less: Effect of catastrophe impacts	—	—	—	—
Less: Effect of unfavorable (favorable) development-related items	—	—	0.4	(0.3)
Underlying combined ratio	93.3%	93.0%	93.6%	92.4%
Underlying loss ratio	60.6%	60.1%	60.3%	59.6%

Rate	3%	—%	3%	1%
Renewal premium change	4	2	4	2
Retention	86	89	87	89
New business	$131	$129	$365	$341
Three Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $27 million for the three months ended September 30, 2025 as compared with the same period in 2024 driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Specialty increased $5 million for the three months ended September 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $5 million for the three months ended September 30, 2025 as compared with the same period in 2024 due to higher net investment income.
The combined ratio of 93.3% increased 0.3 points for the three months ended September 30, 2025 as compared with the same period in 2024 due to a 0.5 point increase in the loss ratio partially offset by a 0.2 point improvement in the expense ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio. There were no catastrophe losses for the three months ended September 30, 2025 and 2024. The improvement in the expense ratio was primarily driven by higher net earned premiums.

Nine Month Comparison
Gross written premiums, excluding third-party captives, for Specialty increased $106 million for the nine months ended September 30, 2025 as compared with the same period in 2024 driven by favorable renewal premium change, inclusive of rate partially offset by lower retention. Net written premiums for Specialty increased $90 million for the nine months ended September 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $14 million for the nine months ended September 30, 2025 as compared with the same period in 2024 primarily due to lower underlying underwriting results and unfavorable net prior year loss reserve development in the current year period compared with favorable net prior year loss reserve development in the prior year period, partially offset by higher net investment income.
The combined ratio of 94.0% increased 1.9 points for the nine months ended September 30, 2025 as compared with the same period in 2024 due to a 1.4 point increase in the loss ratio and a 0.5 point increase in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development recorded in the current year period and an increase in the underlying loss ratio primarily driven by continued pricing pressure in management liability lines. The increase in the expense ratio was driven by higher employee related and acquisition costs partially offset by higher net earned premiums. There were no catastrophe losses for the nine months ended September 30, 2025 and 2024.
Unfavorable net prior year loss reserve development of $10 million was recorded for the nine months ended September 30, 2025 as compared with $8 million of favorable net prior year loss reserve development recorded for the nine months ended September 30, 2024. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	September 30, 2025	December 31, 2024
Gross case reserves	$2,078	$2,023
Gross IBNR reserves	5,691	5,403
Total gross carried claim and claim adjustment expense reserves	$7,769	$7,426
Net case reserves	$1,716	$1,697
Net IBNR reserves	4,405	4,282
Total net carried claim and claim adjustment expense reserves	$6,121	$5,979

Commercial
The following table details the results of operations for Commercial and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024	2025	2024
Gross written premiums	$1,569	$1,547	$5,487	$5,160
Gross written premiums excluding third-party captives	1,559	1,538	5,301	5,022
Net written premiums	1,251	1,221	4,312	4,017
Net earned premiums	1,453	1,325	4,235	3,774
Underwriting gain (loss)	106	(3)	163	65
Net investment income	192	183	575	534
Core income	233	139	575	464

Other performance metrics:
Loss ratio	66.1%	72.0%	68.7%	69.7%
Expense ratio	26.1	27.7	26.9	28.1
Dividend ratio	0.5	0.5	0.5	0.5
Combined ratio	92.7%	100.2%	96.1%	98.3%
Less: Effect of catastrophe impacts	2.7	9.6	4.3	7.5
Less: Effect of (favorable) unfavorable development-related items	—	(0.1)	1.3	—
Underlying combined ratio	90.0%	90.7%	90.5%	90.8%
Underlying loss ratio	63.4%	62.5%	63.1%	62.2%

Rate	5%	6%	5%	6%
Renewal premium change	6	8	7	8
Retention	79	84	82	84
New business	$324	$345	$1,114	$1,117
Three Month Comparison
Gross written premiums for Commercial increased $22 million for the three months ended September 30, 2025 as compared with the same period in 2024 driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention and new business. Net written premiums for Commercial increased $30 million for the three months ended September 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $94 million for the three months ended September 30, 2025 as compared with the same period in 2024, primarily driven by lower catastrophe losses, improved underlying underwriting results and higher net investment income.
The combined ratio of 92.7% improved 7.5 points for the three months ended September 30, 2025 as compared with the same period in 2024 due to a 5.9 point improvement in the loss ratio and a 1.6 point improvement in the expense ratio. The improvement in the loss ratio was primarily due to lower catastrophes losses partially offset by an increase in the underlying loss ratio related to social inflation impacted lines. Catastrophe losses were $39 million, or 2.7 points of the loss ratio, for the three months ended September 30, 2025, as compared with $127 million, or 9.6 points of the loss ratio, for the three months ended September 30, 2024. The improvement in the expense ratio was primarily driven by a lower acquisition ratio and higher net earned premiums.
Favorable net prior year loss reserve development of $1 million and $3 million was recorded for the three months ended September 30, 2025 and 2024. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for Commercial increased $327 million for the nine months ended September 30, 2025 as compared with the same period in 2024 driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. Net written premiums for Commercial increased $295 million for the nine months ended September 30, 2025 as compared with the same period in 2024. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $111 million for the nine months ended September 30, 2025 as compared with the same period in 2024, primarily driven by lower catastrophe losses, improved underlying underwriting results and higher net investment income partially offset by unfavorable net prior year loss reserve development.
The combined ratio of 96.1% improved 2.2 points for the nine months ended September 30, 2025 as compared with the same period in 2024 due to a 1.2 point improvement in the expense ratio and a 1.0 point improvement in the loss ratio. The improvement in the expense ratio was driven by higher net earned premiums and a lower acquisition ratio. The improvement in the loss ratio was due to lower catastrophe losses partially offset by unfavorable net prior year loss reserve development and an increase in the underlying loss ratio related to social inflation impacted lines. Catastrophe losses were $182 million, or 4.3 points of the loss ratio, for the nine months ended September 30, 2025, as compared with $285 million, or 7.5 points of the loss ratio, for the nine months ended September 30, 2024.
Unfavorable net prior year loss reserve development of $46 million was recorded for the nine months ended September 30, 2025 as compared with $11 million of favorable net prior year loss reserve development recorded for the nine months ended September 30, 2024. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	September 30, 2025	December 31, 2024
Gross case reserves	$4,027	$3,690
Gross IBNR reserves	8,126	7,646
Total gross carried claim and claim adjustment expense reserves	$12,153	$11,336
Net case reserves	$3,440	$3,135
Net IBNR reserves	7,148	6,804
Total net carried claim and claim adjustment expense reserves	$10,588	$9,939

International
The following table details the results of operations for International and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024	2025	2024
Gross written premiums	$322	$305	$1,132	$1,096
Net written premiums	319	277	976	896
Net earned premiums	344	311	978	937
Underwriting gain	28	12	66	58
Net investment income	42	32	114	95
Core income	47	36	137	117

Other performance metrics:
Loss ratio	59.1%	62.5%	60.3%	60.6%
Expense ratio	32.7	33.6	32.9	33.1
Combined ratio	91.8%	96.1%	93.2%	93.7%
Less: Effect of catastrophe impacts	0.6	5.1	1.8	3.0
Less: Effect of (favorable) unfavorable development-related items	—	(0.7)	—	(0.5)
Underlying combined ratio	91.2%	91.7%	91.4%	91.2%
Underlying loss ratio	58.5%	58.1%	58.5%	58.1%

Rate	(6)%	(2)%	(4)%	—%
Renewal premium change	(3)	1	(1)	2
Retention	83	82	85	81
New business	$94	$73	$280	$213
Three Month Comparison
Gross written premiums for International increased $17 million for the three months ended September 30, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, gross written premiums increased $9 million driven by higher new business partially offset by lower rate. Net written premiums for International increased $42 million for the three months ended September 30, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, net written premiums increased $33 million for the three months ended September 30, 2025 as compared with the same period in 2024 driven by a true-up due to a reduction in anticipated reinsurance costs for prior treaty terms in the third quarter of 2025. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $11 million for the three months ended September 30, 2025 as compared with the same period in 2024 primarily driven by lower catastrophe losses and higher net investment income.
The combined ratio of 91.8% improved 4.3 points for the three months ended September 30, 2025 as compared with the same period in 2024 due to a 3.4 point improvement in the loss ratio and a 0.9 point improvement in the expense ratio. The improvement in the loss ratio was primarily driven by lower catastrophe losses, partially offset by no net prior year loss reserve development recorded in the current year period compared with $2 million of favorable net prior year loss reserve development in the same period in 2024, and an increase in the underlying loss ratio. Catastrophe losses were $2 million, or 0.6 points of the loss ratio, for the three months ended September 30, 2025, as compared with $16 million, or 5.1 points of the loss ratio, for the three months ended September 30, 2024. The improvement in the expense ratio was primarily driven by higher net earned premiums.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Gross written premiums for International increased $36 million for the nine months ended September 30, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, gross written premiums increased $38 million driven by higher new business and retention partially offset by lower rate. Net written premiums for International increased $80 million for the nine months ended September 30, 2025 as compared with the same period in 2024. Excluding the effect of foreign currency exchange rates, net written premiums increased $77 million for the nine months ended September 30, 2025 as compared with the same period in 2024 driven by a true-up due to a reduction in anticipated reinsurance costs for prior treaty terms in the third quarter of 2025. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income increased $20 million for the nine months ended September 30, 2025 as compared with the same period in 2024 primarily driven by higher net investment income, lower catastrophe losses and a favorable impact from changes in foreign currency exchange rates.
The combined ratio of 93.2% improved 0.5 points for the nine months ended September 30, 2025 as compared with the same period in 2024 due to a 0.3 point improvement in the loss ratio and a 0.2 point improvement in the expense ratio. The improvement in the loss ratio was primarily driven by lower catastrophe losses, partially offset by no net prior year loss reserve development recorded in the current year period compared with $5 million of favorable net prior year loss reserve development in the same period in 2024. Catastrophe losses were $18 million, or 1.8 points of the loss ratio, for the nine months ended September 30, 2025, as compared with $28 million, or 3.0 points of the loss ratio, for the nine months ended September 30, 2024. The improvement in the expense ratio was primarily driven by higher net earned premiums.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	September 30, 2025	December 31, 2024
Gross case reserves	$967	$876
Gross IBNR reserves	2,348	2,044
Total gross carried claim and claim adjustment expense reserves	$3,315	$2,920
Net case reserves	$839	$741
Net IBNR reserves	1,964	1,675
Total net carried claim and claim adjustment expense reserves	$2,803	$2,416

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Net earned premiums	$106	$110	$318	$329
Claims, benefits and expenses	365	367	1,040	1,063
Net investment income	226	240	687	710
Core loss	(22)	(9)	(15)	(5)
Three Month Comparison
Core loss increased $13 million for the three months ended September 30, 2025 as compared with the same period in 2024 primarily due to lower net investment income from limited partnerships. Both periods include assumption updates as a result of the annual reserve reviews.
The cash flow assumption updates from the annual reserve review for the three months ended September 30, 2025 and 2024 resulted in a pretax increase in long-term care reserves of $7 million and $15 million.
The annual structured settlement reserve review resulted in a pretax increase in claim reserves of $2 million for the three months ended September 30, 2025 and a reduction in claim reserves of $9 million for the three months ended September 30, 2024.
Nine Month Comparison
Results for the nine months ended September 30, 2025 were generally consistent with the three month summary above.
Future Policy Benefit Reserves
Annually in the third quarter, an actuarial analysis is performed on policyholder morbidity, persistency, premium rate actions and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the liability for future policyholder benefits (LFPB). See Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2024 for further information on the long-term care reserving process.
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

September 30, 2025
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
2.5% increase in morbidity	$300
5% increase in morbidity	620
Persistency:
5% decrease in active life mortality and lapse	$180
10% decrease in active life mortality and lapse	350
Premium Rate Actions:
25% decrease in anticipated future premium rate increases	$30
50% decrease in anticipated future premium rate increases	50
The following table summarizes policyholder reserves for Life & Group.

September 30, 2025
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$—	$13,546	$13,546
Structured settlements and other	538	—	538
Total	538	13,546	14,084
Ceded reserves	77	—	77
Total gross reserves	$615	$13,546	$14,161

December 31, 2024
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long term care	$—	$13,158	$13,158
Structured settlements and other	541	—	541
Total	541	13,158	13,699
Ceded reserves	81	—	81
Total gross reserves	$622	$13,158	$13,780
As part of the annual reserve review, statutory long-term care reserve adequacy is evaluated via premium deficiency testing, by comparing carried statutory reserves with our best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2025, statutory long term care margin increased to $1.5 billion from $1.4 billion.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Net investment income	$16	$14	$45	$53
Insurance claims and policyholders' benefits	(10)	16	107	35
Interest expense	36	32	99	101
Core loss	(25)	(44)	(175)	(119)
Three Month Comparison
Core loss improved $19 million for the three months ended September 30, 2025 as compared with the same period in 2024. The improvement was primarily due to no net prior year loss reserve development in the current year as compared with a $17 million after-tax charge in the prior year period related to unfavorable prior year loss reserve development largely associated with legacy mass tort abuse reserves. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Nine Month Comparison
Core loss increased $56 million for the nine months ended September 30, 2025 as compared with the same period in 2024 primarily due to a $106 million after-tax charge related to unfavorable net prior year loss reserve development associated with legacy mass tort abuse reserves as compared with a $45 million after-tax charge in the prior year period. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	September 30, 2025	December 31, 2024
Gross case reserves	$1,225	$1,241
Gross IBNR reserves	1,448	1,431
Total gross carried claim and claim adjustment expense reserves	$2,673	$2,672
Net case reserves	$119	$120
Net IBNR reserves	368	268
Total net carried claim and claim adjustment expense reserves	$487	$388

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Fixed income securities:
Taxable fixed income securities	$506	$490	$1,510	$1,446
Tax-exempt fixed income securities	44	35	114	109
Total fixed income securities	550	525	1,624	1,555
Limited partnership and common stock investments	71	80	225	226
Other, net of investment expense	17	21	55	72
Net investment income	$638	$626	$1,904	$1,853

Effective income yield for the fixed income securities portfolio	4.8%	4.8%	4.8%	4.8%
Limited partnership and common stock return for the period	2.5%	3.1%	8.3%	9.4%
Net investment income increased $12 million and $51 million for the three and nine months ended September 30, 2025 as compared with the same periods in 2024 driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Fixed maturity securities:
Corporate bonds and other	$(6)	$(17)	$(55)	$(38)
States, municipalities and political subdivisions	1	(1)	—	(3)
Asset-backed	(5)	(4)	(12)	(25)
Total fixed maturity securities	(10)	(22)	(67)	(66)
Non-redeemable preferred stock	4	13	10	25
Derivatives, short-term and other	(1)	(1)	—	(1)
Mortgage loans	—	—	(5)	—
Net investment losses	(7)	(10)	(62)	(42)
Income tax benefit on net investment losses	1	3	13	9
Net investment losses, after tax	$(6)	$(7)	$(49)	$(33)
Pretax net investment losses improved $3 million for the three months ended September 30, 2025 as compared with the same period in 2024.
Pretax net investment losses increased $20 million for the nine months ended September 30, 2025 as compared with the same period in 2024 driven by a lower favorable change in the fair value of non-redeemable preferred stock and higher net losses on disposals of fixed maturity securities, partially offset by lower impairment losses.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,261	$(251)	$2,936	$(369)
AAA	4,128	(136)	3,010	(217)
AA	6,883	(438)	6,369	(567)
A	11,162	(121)	10,260	(379)
BBB	16,510	(178)	16,757	(729)
Non-investment grade	1,758	(37)	1,779	(64)
Total	$43,702	$(1,161)	$41,111	$(2,325)
As of September 30, 2025 and December 31, 2024, 1% of our fixed maturity portfolio was rated internally. Additionally, as of September 30, 2025 and December 31, 2024, we assigned a AAA rating to $653 million and $199 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$1,959	$281
AAA	1,367	248
AA	3,765	633
A	5,049	436
BBB	7,846	627
Non-investment grade	705	70
Total	$20,691	$2,295
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$799	$14
Due after one year through five years	5,977	281
Due after five years through ten years	5,478	594
Due after ten years	8,437	1,406
Total	$20,691	$2,295

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

	September 30, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$15,679	9.8	$14,915	9.8
Property & Casualty and Corporate & Other	30,754	4.6	28,779	4.3
Total	$46,433	6.3	$43,694	6.2
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
For the nine months ended September 30, 2025, net cash provided by operating activities was $1,920 million as compared with $1,868 million for the same period in 2024. The increase in cash provided by operating activities was driven by an increase in premiums collected and higher cash from investment earnings, partially offset by an increase in net claim payments and higher operating expenses.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2025, net cash used by investing activities was $1,446 million as compared with $762 million for the same period in 2024. Net cash provided or used by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the nine months ended September 30, 2025, net cash used by financing activities was $478 million as compared with $998 million for the same period in 2024. Financing activities for the periods presented include:
•During the nine months ended September 30, 2025, we paid dividends of $922 million and repurchased 700,000 shares of our common stock at an aggregate cost of $34 million.
•In the third quarter of 2025, we issued $500 million of 5.20% notes due August 15, 2035.
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

Common Stock Dividends
Cash dividends of $3.38 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2025. On October 31, 2025, our Board of Directors declared a quarterly cash dividend of $0.46 per share, payable December 4, 2025 to stockholders of record on November 17, 2025. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2025 CCC was in a positive earned surplus position. CCC paid dividends of $755 million and $635 million to CNAF during the nine months ended September 30, 2025 and 2024. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
RECENT LEGISLATION
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (OBBBA), was enacted. The OBBBA includes significant federal tax law changes which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The provisions of the OBBBA have not had a material impact on our results of operations or financial condition. The OBBBA is subject to further clarification from the issuance of future technical guidance by the U.S. Department of Treasury.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended September 30, 2025. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2025, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2025.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: November 3, 2025	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1