Form 10-K
period 2025-12-31
CNA FINANCIAL CORP
filed 2026-02-10
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 6, 2026, 270,673,371 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $998 million based on the closing price of $46.53 per share of the common stock on the New York Stock Exchange on June 30, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CNA Financial Corporation Proxy Statement prepared for the 2026 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
CNA Financial Corporation (CNAF) was incorporated in 1967 and is an insurance holding company. References to “CNA,” “the Company,” “we,” “our,” “us” or like terms refer to the business of CNAF and its subsidiaries. CNA's property and casualty and remaining life and group insurance operations are primarily conducted by Continental Casualty Company (CCC), The Continental Insurance Company, Western Surety Company, CNA Insurance Company Limited, Hardy Underwriting Bermuda Limited and its subsidiaries (Hardy), and CNA Insurance Company (Europe) S.A. Loews Corporation (Loews) owned approximately 92% of our outstanding common stock as of December 31, 2025.
Our insurance products primarily include commercial property and casualty coverages, including surety. Our services include warranty, risk management information services and claims administration. Our products and services are primarily marketed through independent agents, retail and wholesale brokers and managing general underwriters to a wide variety of customers, including small, medium and large businesses, insurance companies, associations, professionals and other groups. The property and casualty insurance industry is highly competitive, both as it relates to rate and service. We compete with a large number of stock and mutual insurance companies, as well as other entities, for both distributors and customers.
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
As our insurance operations are conducted in both domestic and foreign jurisdictions, we are subject to a number of regulatory agency requirements applicable to a portion, or all, of our operations. These include but are not limited to, the State of Illinois Department of Insurance (which is our global group-wide supervisor), the U.K. Prudential Regulatory Authority (PRA) and Financial Conduct Authority (FCA), the Office of Superintendent of Financial Institutions (OSFI) in Canada, the Luxembourg insurance regulator Commissariat aux Assurances (CAA) and the Bermuda Monetary Authority (BMA).

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
Capital adequacy and risk management regulations, referred to as Solvency II, apply to our European Union (E.U.) operations and are enacted by the European Commission. Our operations in the U.K. have been subject to the same regulations but are transitioning to a tailored version of Solvency II, known as Solvency UK, developed by the PRA. Additionally, the International Association of Insurance Supervisors (IAIS) continues to develop capital requirements as more fully discussed below.
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
The NAIC developed an approach to group capital regulation and solvency-monitoring activities using the Group Capital Calculation (GCC). While historically the U.S. regulatory regime was primarily based on legal entity regulation, the GCC quantifies risk across the insurance group. The GCC was adopted by the NAIC along with model legislative language and attendant regulations, which have been adopted in a number of U.S. states where IAIGs are domiciled, including Illinois. Alongside the GCC, the NAIC has also developed the Aggregation Method (AM) approach to assessing group capital as an alternative to the Insurance Capital Standard (ICS) developed by the IAIS. The AM is influenced by the GCC and calculated in a similar manner. In 2024, the IAIS concluded that the AM provides comparable outcomes to the ICS. While as of December 31, 2025 the AM continues to undergo further refinement as a part of the implementation process, the finding of comparability by the IAIS represents recognition of existing U.S. solvency regulation.
In addition, the U.S. and foreign regulatory environment in which we operate is continuously evolving, with both existing and prospective regulations that implicate aspects of our corporate governance, public disclosures and risk management, climate change, artificial intelligence and cybersecurity practices.

Human Capital
As of December 31, 2025, we had approximately 6,600 employees. We seek to create a culture of inclusion that engages our employees and offers them opportunities to learn, grow and achieve their career goals. We believe this will facilitate our ability to continue to attract and retain a highly talented workforce.
Talent, Recruitment and Development
We focus on attracting, developing and retaining top-tier talent to reflect the specialist nature of our business.
We aim to continually build on the expertise of our workforce. At entry levels, we have implemented trainee and internship programs and we continue to leverage relationships with colleges to attract talent. We seek to promote the development of employees, both to optimize current performance and to develop skills for future career growth. We have implemented programs designed for our employees to grow their technical expertise, collaborate with one another and achieve their career goals. We offer a wide range of learning and development opportunities, including mentorship programs, apprenticeship programs, tuition reimbursement, technical training and specialized leadership development programs.
CNA leaders engage regularly with our employees on their performance and professional development. We gather employee feedback through pulse surveys and routine dialogue with our employee groups and leaders from across the enterprise. Our annual talent and succession planning process culminates in a review with leadership of key talent retention and promotion, as well as a review of our succession plans.
We believe that employing individuals with different backgrounds and experiences helps meet the diverse needs of our stakeholders.
Employee Benefits
We offer comprehensive compensation and benefits packages to eligible employees including a 401k plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, employee wellness programs and certain family assistance programs.
Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, including CNA. The public can obtain any documents that we file with the SEC at sec.gov.
We also make available free of charge on or through our internet website at cna.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on or accessible through our website is not incorporated by reference into this Report.

ITEM 1A. RISK FACTORS
Our business faces many risks and uncertainties. These risks and uncertainties could lead to events or circumstances that have a material adverse effect on our results of operations, equity, business, financial condition and insurer financial strength and corporate debt ratings. We have described below material risks that we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be material that may also affect our business. You should carefully consider and evaluate all of the information included in this report and any subsequent reports we may file with the SEC or make available to the public before investing in any securities we issue.
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
We are subject to the uncertain effects of emerging and potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic, geopolitical and other environmental conditions change. The impact of social inflation continues to be significant, and the trajectory of its future impact remains uncertain. In addition, passage of reviver statutes that extend, or eliminate, the statute of limitations for the reporting of claims, including statutes passed in certain states with respect to sexual molestation and sexual abuse, increase the uncertainty of the frequency of claims, and the impact of social inflation has, and may continue to, increase the severity of these claims. Further, broader economic and geopolitical conditions, including the imposition of significant tariffs by the U.S., as well as any related retaliatory tariffs, may result in considerable increases in certain costs that would increase loss costs. These issues have had, and may continue to have, a negative effect on our business, results of operations and financial condition by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims, resulting in further increases in our reserves. The effects of unforeseen emerging or potential claim and coverage issues are extremely difficult to predict and may be material.
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
Our future policy benefit reserves for long-term care policies are based on our best estimate actuarial assumptions, which are assessed quarterly and updated at least annually. Key actuarial assumptions include morbidity, persistency, premium rate actions and expenses. The adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to increase reserves. The required increase in reserves is recorded as a charge against our earnings in the period in which reserves are determined to be insufficient. These charges have been and in the future could be substantial. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. Discount rates are subject to interest rate and market volatility. See the Life & Group Policyholder Reserves portion of Reserves - Estimates and Uncertainties section of MD&A in Item 7 for more information.
Morbidity and persistency experience can be volatile and may be negatively affected by many factors including policyholder behavior, judicial decisions regarding policy terms, socioeconomic factors, cost of care inflation, changes in health trends and advances in medical care.
A prolonged period during which investment returns remain at low levels could result in shortfalls in investment income on assets supporting our obligations under long-term care policies. This risk may be more significant for our long-term care products when the long potential duration of the policy obligations exceeds the duration of the supporting investment assets. In addition, we may not receive regulatory approval for the level of premium rate increases we request. Any adverse deviation between the level of premium rate actions approved and the level included in our reserving assumptions may require an increase to our reserves. Further, and as noted in the previous risk factor, the increasingly adverse impact of social inflation, particularly with respect to legal activity and judicial decisions, may impact our long-term care portfolio and reserves.
We are vulnerable to material losses from natural and man-made disasters.
Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses. These events can be natural or man-made, and may include hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires, floods, riots, strikes, civil unrest, cyber-attacks, pandemics and acts of terrorism. The frequency and severity of these catastrophe events are inherently unpredictable. Exposure to cyber risk is increasing systematically due to greater digital dependence, which increases the potential for, and the potential losses due to, a catastrophic cyber event. Catastrophic cyber-attack scenarios are not bound by time or geographic limitations and cyber-related catastrophic perils don’t have well-established definitions or fundamental physical properties. In addition, longer-term natural catastrophe trends may be changing and new types of, and heightened, catastrophe losses may be developing due to climate change, its associated extreme weather events linked to rising temperatures and its effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, drought, hail and snow. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that climate change may be altering the frequency and/or severity of catastrophic weather events, such as hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, droughts, fires and floods.
The extent of our losses from catastrophes is a function of the total amount of our insured exposures in the affected areas, the frequency and severity of the events themselves, the level of our reinsurance coverage, reinsurance reinstatement premiums and state residual market assessments, if any. It can take a long time for the ultimate cost of any catastrophe losses to us to be finally determined, as a multitude of factors contribute to such costs, including evaluation of general liability and pollution exposures, infrastructure disruption, business interruption and reinsurance collectability. Further, significant catastrophic events or a series of catastrophic events have the potential to impose financial stress on the reinsurance industry, which could impact our ability to collect amounts owed to us by reinsurers, thereby resulting in higher net incurred losses.
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
Our property and casualty insurance subsidiaries have exposures related to A&EP claims. Our experience has been that establishing claim and claim adjustment expense reserves for casualty coverages relating to A&EP claims is subject to uncertainties that are greater than those presented by more traditional property and casualty claims. Additionally, traditional actuarial methods and techniques employed to estimate the ultimate cost of claims for more traditional property and casualty exposures are less precise in estimating claim and claim adjustment expense reserves for A&EP. As a result, estimating the ultimate cost of both reported and unreported A&EP claims is subject to a higher degree of variability. On August 31, 2010, we completed a retroactive reinsurance transaction under which substantially all of our legacy A&EP liabilities were ceded to National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., subject to an aggregate limit of $4 billion (Loss Portfolio Transfer). The cumulative amount ceded under the Loss Portfolio Transfer as of December 31, 2025 was $3.9 billion. If the other parties to the Loss Portfolio Transfer do not fully perform their obligations, net losses incurred on A&EP claims covered by the Loss Portfolio Transfer exceed the aggregate limit of $4 billion, or we determine we have exposures to A&EP claims not covered by the Loss Portfolio Transfer, we may need to increase our recorded net reserves which would result in a charge against our earnings. These charges could be substantial. Additionally, if the A&EP claims exceed the limit of the Loss Portfolio Transfer, we will need to assess whether to purchase additional limit or to reassume claim handling responsibility for A&EP claims from an affiliate of NICO. Any additional reinsurance premium or future claim handling costs would also reduce our earnings.
We are exposed to, and may face adverse developments related to, mass tort claims that could arise from, among other things, our insureds’ sale or use of potentially harmful products or substances, claims of sexual abuse and molestation against our insureds and changes to the social and legal environment, such as those related to abuse reviver statutes, issues related to altered interpretation of coverage and other new and emerging claim theories.
We face potential exposure to various types of existing, new and emerging mass tort claims, including those related to exposure to potentially harmful products or substances, such as glyphosate, lead paint, per- and polyfluoroalkyl substances (PFAS) and opioids, sexual abuse and molestation claims, claims arising from changes that expand the right to sue, remove limitations on recovery, extend the statutes of limitations or otherwise repeal or weaken tort reforms, such as those related to abuse reviver statutes; and claims related to new and emerging theories of liability, such as those related to global warming and climate change. Evolving judicial interpretations, increased participation by plaintiff's lawyers in insurance claims, rising litigation activity, higher monetary verdicts, abusive litigation practices, the growth of third-party litigation financing and new legislation regarding the application of various tort theories and defenses, including application of various theories of joint and several liability, as well as the application of insurance coverage to these claims, give rise to new and potentially more severe claim activity. For example, we have recorded, and may continue to record, increases in our mass tort reserves, driven substantially by abuse reviver statutes that have resulted in increased claims. Similar and continuing mass tort claim activity, including activity based on changing judicial interpretations and recent and proposed legislation, could have a material adverse effect on our business, results of operations and financial condition.

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
Technological changes in the way insurance transactions are completed in the marketplace, and our ability to react effectively to such change, may present significant competitive risks. For example, more insurers are utilizing or may begin utilizing "big data" analytics or artificial intelligence (AI) to make underwriting or other decisions that impact product design and pricing. If such utilization by our industry peers is more effective than how we use our data and information, including through our own use of AI, we will be at a competitive disadvantage. There can be no assurance that we will continue to compete effectively with our industry peers due to technological changes; accordingly, this may have a material adverse effect on our business, results of operations and financial condition.
In addition, agents and brokers, technology companies, or other third parties may create alternate distribution channels for commercial business that may adversely impact product differentiation and pricing. For example, they may create a digitally enabled distribution channel that may adversely impact our competitive position. Our efforts or the efforts of agents and brokers with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize greater levels of data and technology, including AI, could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume and/or profitability of business generated from these sources.
Further, our business could be affected as our policyholders adopt AI technologies. Policyholder use of AI could introduce novel exposures that may result in new or increased claims. Widespread adoption of AI could fundamentally disrupt entire industries, which could impact the demand for certain products.
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
Loews beneficially owned approximately 92% of our outstanding shares of common stock as of December 31, 2025, and is in a position to control actions that require the consent of stockholders, including the election of directors, amendment of our Restated Certificate of Incorporation and any merger or sale of substantially all of our assets. In addition, as of January 1, 2026 three officers of Loews, including the CEO of Loews (who is also a director of Loews), along with one additional director of Loews (who is also the Chairman of the Board of Loews) and one director emeritus of Loews, serve on our Board of Directors. We have also entered into services agreements and a registration rights agreement with Loews, and we may in the future enter into other agreements with Loews. It is possible that potential conflicts of interest could arise in the future for our directors who are also officers and/or directors of Loews with respect to a number of areas relating to the past and ongoing relationships of Loews and us, including tax and insurance matters, financial commitments and sales of common stock pursuant to registration rights or otherwise.
Financial Risks
We may incur significant realized and unrealized investment losses and volatility in net investment income arising from changes in the financial markets.
Our investment portfolio is exposed to various risks, such as interest rate, credit spread, issuer default, equity prices and foreign currency, which are unpredictable. Financial markets are highly sensitive to changes in economic conditions, monetary policies, tariff policies, tax policies, interest rates, domestic and international geopolitical issues and many other factors. Changes in financial markets, including fluctuations in interest rates, credit, equity prices and foreign currency prices, and many other factors beyond our control can adversely affect the value of our investments, the realization of investment income and the rate at which we discount certain liabilities. Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of our investment portfolio that is carried at fair value in our financial statements is not reflective of the prices at which actual transactions could occur.

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
In addition, because our and our vendors' information technology, telecommunications and other systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of our ability to perform necessary business functions.
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
A significant breach of our data security infrastructure may result from actions by our employees, vendors, third-party administrators, or unknown third parties or through cyber-attacks. The risk of a breach can exist whether software services are in our or third party administered data centers or are cloud-based software services. The sophistication of cybersecurity threats continues to escalate, and the measures we take to mitigate the risk of cyber incidents and to safeguard our systems and data may be insufficient. Further, the increasing use of AI within our systems and those of our vendors and third-party administrators to achieve operational efficiencies and within threat actors’ attack strategies, may further expose our systems or those of our vendors and third-party administrators to the risk of cyber-attacks. Breaches have occurred, and may occur again, in our systems and in the systems of our vendors and third-party administrators, both current and former, in that past vendors and third-party administrators may still retain certain confidential and sensitive information in their systems. During the fourth quarter of 2025, we were notified of a data breach impacting a vendor of a business associate of our current employee health insurance administrator. The breach was traced to compromised credentials leveraged by a threat actor, with the impacted vendor shutting down and rebuilding the affected environment upon discovery of the breach. Following a forensics analysis, it was determined that a substantial number of our employees (and dependents of employees) were impacted. We understand that the subject vendor will be providing required breach notifications to all impacted individuals.
Breaches that affect our data security infrastructure or our vendors' facilities or systems, may cause a failure to protect the personal information of our customers, claimants or employees, or sensitive and confidential information regarding our business or policyholders and may result in operational impairments and financial losses, significant harm to our reputation and the loss of business with existing or potential customers. The breach of confidential information also could give rise to legal liability and regulatory action under data protection and privacy laws, as well as evolving regulation in this regard. While we do not believe breaches that have occurred and resultant actions will have a material adverse effect on our business, these or similar incidents, or any other breach of our or our vendors’ data security infrastructure could have a material adverse effect on our business, results of operations and financial condition.
Although we maintain cybersecurity insurance coverage insuring against costs resulting from cyber-attacks, we do not expect the amount available under our coverage policy to cover all potential losses from cyber-attacks. In addition, potential disputes with our insurers about the availability of insurance coverage could occur.

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
We may incur losses which arise from employees or third-party service providers engaging in intentional, negligent or inadvertent misconduct, fraud, errors and omissions, failure to comply with internal guidelines, including with respect to underwriting authority, or failure to comply with regulatory requirements. Our or our third-party service providers' controls may not be able to detect all possible circumstances of such noncompliant activity and the internal structures in place to prevent this activity may not be effective in all cases. When new technologies, such as AI, are incorporated into our or our third-party service providers' processes, they may introduce additional complexity and present greater risk to the effectiveness of these controls. For example, generative AI systems may "hallucinate" producing inaccurate or misleading information, and model performance may degrade over time, leading to flawed recommendations. AI models may perpetuate or amplify biases present in underlying data, which could result in discriminatory or unfair outcomes in areas such as underwriting and claims. The potential for employees or third-party service providers, through intentional or inadvertent actions, to enable AI models to be trained on our data or our insureds' data introduces risks of unauthorized use or disclosure of sensitive information and erosion of data privacy. AI may also be used to perpetuate fraud, or to manipulate or evade monitoring and detection controls.
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
These rules and regulations relate to, among other things, the standards of solvency (including risk-based capital measures), government-supported backstops for certain catastrophic events (including terrorism), investment restrictions, accounting and reporting methodology, establishment of reserves and potential assessments of funds to settle covered claims against impaired, insolvent or failed private or quasi-governmental insurers. In addition, rules and regulations are being introduced, or are being considered, in the areas of AI, information security and climate change, which may also affect our business. We also are subject to numerous regulations governing the protection of personal and confidential information of our customers and employees, including medical records, credit card data and financial information. These laws and regulations, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape), are increasing in complexity and number, change frequently, sometimes conflict, and could expose us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. Regulators at the federal, state and international level have adopted or may adopt new regulations related to, among other matters, climate change and greenhouse emissions, and could impose new regulations requiring disclosure of underwriting or investment in certain industry sectors.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
CNA’s information security and data privacy programs are designed to protect the confidentiality of nonpublic, sensitive personal and business information and the integrity and security of our information systems. These programs include processes that provide guidance for information security decision-making and risk management, and include standards to promote understanding and compliance with applicable laws and regulations. Administrative and technical safeguards that seek to mitigate cybersecurity threats and secure the Company’s information assets are also addressed on a risk-based basis. We have designed our enterprise-wide information security programs consistent with industry standards using the National Institute of Standards and Technology Cybersecurity Framework. These programs include processes implemented within our third-party risk management unit designed to identify, mitigate and monitor cybersecurity risk relating to vendors, suppliers and external partners who have access to our confidential information or our information systems. CNA engages both internal auditors and third-party information security experts in connection with reviewing the foregoing processes.
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
The CSO leads the Information Security group within Information Technology, which manages the controls designed to identify, detect, protect against, respond to and recover from cybersecurity threats and cybersecurity incidents. This group includes a cyber defense team that is responsible for information technology security monitoring and incident response activities, including the response coordination to cyber-attacks. The Company engages in a continuous risk monitoring process that seeks to identify the likelihood and impact of internal and external threats to our information security systems and data, and assesses the sufficiency of the controls in place to mitigate these threats to acceptable levels on a risk-based basis. The CSO and CIO together lead efforts to design, implement and operate controls deemed necessary, commensurate with the materiality and criticality of identified risks and the sensitivity of the information assets and systems used throughout the organization. Our current CSO has a bachelor’s degree in Computer Information Systems and a master’s degree in Cybersecurity, and has over 20 years of experience building and executing information and cybersecurity strategies. Prior to joining CNA, our CIO served in a variety of roles at another major U.S. insurance company, both in business and technology, and has over 20 years of experience working with major U.S. Property & Casualty insurers.
Threats of security incidents and the impact of actual security incidents are initially assessed and managed by the CSO and CIO. CNA has further implemented response plans that provide the basis for appropriate response to an unauthorized occurrence from a technical perspective, as well as from disclosure and regulatory perspectives.
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
ITEM 2. PROPERTIES
We lease our principal executive offices in Chicago, Illinois, as well as other offices throughout the U.S., including in New York.  We also lease offices in Canada, the U.K., Belgium, Denmark, France, Germany, Italy, Luxembourg and the Netherlands.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and the NYSE Texas under the symbol CNA.
As of February 6, 2026, we had 270,673,371 shares of common stock outstanding and approximately 92% of our outstanding common stock was owned by Loews. We had 698 stockholders of record as of February 6, 2026 according to the records maintained by our transfer agent.
Our Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. No repurchases of our common stock were made in the three months ended December 31, 2025.
The following graph compares the five-year total return of our common stock, the Standard & Poor's 500 (S&P 500) Index and the S&P 500 Property & Casualty Insurance Index. The graph assumes that the value of the investment in our common stock and each index was $100 at the base period, January 1, 2021, and that dividends, if any, were reinvested in the stock or index.

Company / Index	Base Period	2021	2022	2023	2024	2025
CNA Financial Corporation	$100.00	$119.00	$123.52	$132.31	$164.05	$175.31
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Property & Casualty Insurance Index	100.00	119.28	141.79	157.12	212.86	234.32

240
225
210
195
180
165
150
135
120
105
90
Returns
Base Period
2021
2022
2023
2024
2025
CNA Financial Corporation
S&P 500 Index
S&P 500 Property & Casualty Insurance Index

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2024 Compared with 2023
This section of this Form 10-K generally discusses 2025 and 2024 results and year-to-year comparisons between 2025 and 2024. A discussion of changes in our results of operations from 2024 to 2023 has been omitted from this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 11, 2025.
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
Long-Term Care Reserves
Future policy benefits reserves for our long-term care policies are based on certain actuarial assumptions, including morbidity, persistency, premium rate actions and expenses. The adequacy of the reserves is contingent upon actual experience and our future expectations related to these key assumptions. If actual or expected future experience differs from these assumptions, the reserves may not be adequate, requiring us to increase reserves. The reserves are discounted using upper-medium grade fixed income instrument yields as of each reporting date. The reserving process is discussed in further detail in the Reserves - Estimates and Uncertainties section below.
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

The key assumptions fundamental to the reserving process often vary for different reserve groups and accident or policy years. Some of these assumptions are explicit and required by specific methods, while most are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern used in the paid or incurred development method. However, this pattern is based on several implicit assumptions, such as the impact of inflation on claim costs and the rate at which claim professionals make claim payments and close claims. Consequently, the effect of changes in assumptions on reserve estimates typically cannot be specifically quantified, and these changes cannot be tracked over time.
Our recorded reserves are management's best estimate. To indicate the variability associated with our recorded reserves, the following discussion provides a sensitivity analysis showing the approximate estimated impact of variations in significant factors affecting our reserve estimates for particular types of business. These significant factors are those we believe could most likely materially affect the reserves. This discussion covers the major types of business for which we believe a material deviation in our reserves is reasonably possible. There can be no assurance that actual experience will be consistent with the current assumptions or with the variation indicated in the discussion. Additionally, there can be no assurance that other factors and assumptions will not have a material impact on our reserves.
The areas for which we believe a significant deviation to our recorded reserves is reasonably possible are (i) medical professional liability; (ii) other professional liability and management liability; (iii) general liability; (iv) workers' compensation, and (v) commercial automobile liability.
Medical professional liability, other professional liability and management liability, and general liability all have long development patterns with relatively immature paid data. This requires considerable judgment regarding development to ultimate losses and inherent risks due to economic, social and medical inflation, as well as legal fees, judicial decisions, legislative changes and other factors. The following table reflects the impact on our recorded reserves (which could be favorable or unfavorable) of changing the ultimate losses by one percentage point in the long-tail development:

	As of December 31, 2025	Impact
	Recorded Reserve (In billions)	Amount (+/-) (In millions)	Percent (+/-)
Medical Professional Liability	$1.5	$120	8.0%
Other Professional Liability and Management Liability	4.1	240	6.0
General Liability	4.8	280	6.0
Workers' compensation also requires considerable judgment given its long development pattern and the impacts of medical inflation, the cost of wage replacement, expected claimant lifetimes, judicial decisions, legislative changes and other factors. Adjusting the ultimate losses by one percentage point change in the long-tail development would increase or decrease the recorded reserve of $3.5 billion as of December 31, 2025 by approximately $240 million, or 7% of the recorded reserves.
Commercial automobile liability is also considered long-tail; however, the frequency of claims and severity of loss assumptions for the latest few accident years are significantly influenced by social and economic inflation, driving habits and attorney involvement. If these trends accelerate beyond expectations, there may be significant deviation in our recorded reserves. Our recorded reserves for commercial automobile liability were $1.6 billion as of December 31, 2025. The following table reflects the impact on our recorded reserves of increasing the frequency and severity assumptions in the ultimate commercial automobile liability losses on the three most recent accident years:

(In millions, except frequency and severity assumptions)	Severity
Frequency	2.5%	5.0%	7.5%
—%	$50	$90	$140
1.0%	70	110	160
2.0%	90	130	180

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
We maintain future policy benefit reserves for our long-term care policies. Future policy benefit reserves for long-term care policies relate to policyholders that are currently receiving benefits, including claims that have been incurred but are not yet reported, as well as policyholders that are not yet receiving benefits. In developing the future policy benefit reserves, our actuaries perform a reserve review on an annual basis. During the annual review, historical policyholder morbidity, persistency, premium rate actions and expense experience is reviewed and compared to the current best estimate actuarial assumption set for potential revision. On a quarterly basis, our actuaries perform experience studies that monitor the appropriateness of best estimate actuarial assumptions against emerging experience to assess whether any updates to those assumptions are warranted. The determination of these reserves requires management to make estimates and assumptions about expected policyholder experience over the remaining life of the policies. Since policies may be in force for several decades, these assumptions are subject to significant estimation risk. Future policy benefit reserves are discounted as discussed in Note A to the Consolidated Financial Statements included under Item 8.
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
The actuarial assumptions related to future policy benefit reserves for long-term care policies that management believes are subject to the most variability are morbidity, persistency and premium rate actions. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Premium rate actions are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. As a result of this variability, our long-term care reserves may be subject to material increases if actual experience develops adversely to our expectations.

The table below summarizes the estimated pretax impact on our results of operations from various hypothetical revisions to our liability for future policyholder benefits (LFPB) reserve assumptions. We have assumed that revisions to such assumptions would occur in each policy type, age and duration within each long-term care product. The impact of each sensitivity is discrete and does not reflect the impact one factor may have on another or the mitigating impact from management actions, which may include additional premium rate actions. Although such hypothetical revisions are not currently required or anticipated, we believe they could occur based on past variances in experience and our expectations of the ranges of future experience that could reasonably occur. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. The estimated impacts to results of operations in the table below are after consideration of any net premium ratio impacts.

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
As part of the annual reserve review completed in the third quarter of each year, statutory long-term care reserve adequacy is evaluated via premium deficiency testing, by comparing carried statutory reserves with our best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of carried reserves over best estimate reserves. As of September 30, 2025, statutory long-term care margin increased to $1.5 billion from $1.4 billion.

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We reported catastrophe losses, net of reinsurance, of $240 million and $358 million for the years ended December 31, 2025 and 2024. Catastrophe losses for the years ended December 31, 2025 and 2024 were driven by severe weather related events, including $64 million for the California wildfires in 2025 and $71 million for Hurricane Helene and $33 million for Hurricane Milton in 2024.
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
The following discussion summarizes our most significant catastrophe reinsurance coverage at January 1, 2026.
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. The treaty has a term of June 1, 2025 to June 1, 2026 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $275 million up to $1.4 billion for all losses. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological, chemical or radiation event. All layers of the treaty provide for one full reinstatement.
Group Workers' Compensation Treaty
We also purchased corporate workers' compensation catastrophe excess-of-loss treaty reinsurance for the period January 1, 2026 to January 1, 2027 providing $275 million of coverage for the accumulation of covered losses related to natural catastrophes above our per occurrence retention of $25 million. The treaty also provides $775 million of coverage for the accumulation of covered losses related to terrorism events above our per occurrence retention of $25 million. Of the $775 million in terrorism coverage, $200 million is provided for nuclear, biological, chemical and radiation events. All layers of the treaty provide for one full reinstatement.
Terrorism Risk Insurance Program Reauthorization Act of 2019
Our principal reinsurance protection against large-scale terrorist attacks, including nuclear, biological, chemical or radiation events, is the coverage currently provided through TRIPRA which runs through the end of 2027. TRIPRA provides a U.S. government backstop for insurance-related losses resulting from any “act of terrorism,” which is certified by the Secretary of Treasury in consultation with the Secretary of Homeland Security and the U.S. Attorney General for losses that exceed a threshold of $200 million industry-wide for the calendar year 2026. Under the current provisions of the program, in 2026, the federal government will reimburse 80% of our covered losses in excess of our applicable deductible up to a total industry program cap of $100 billion. Our deductible is based on eligible commercial property and casualty earned premiums for the preceding calendar year. Based on 2025 earned premiums, our estimated deductible under the program is

$1.4 billion for 2026. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.

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

Years ended December 31
(In millions)	2025	2024
Operating Revenues
Net earned premiums	$10,900	$10,211
Net investment income	2,557	2,497
Non-insurance warranty revenue	1,577	1,609
Other revenues	36	34
Total operating revenues	15,070	14,351
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement loss of $104 and $125)	8,258	7,704
Policyholders' dividends	36	34
Amortization of deferred acquisition costs	1,898	1,798
Non-insurance warranty expense	1,526	1,547
Insurance related administrative expenses	1,349	1,275
Interest expense	135	133
Other expenses	167	197
Total claims, benefits and expenses	13,369	12,688
Income tax expense on core income	(359)	(347)
Core income	1,342	1,316
Net investment losses	(81)	(81)
Income tax benefit on net investment losses	17	17
Net investment losses, after tax	(64)	(64)
Pension settlement transaction losses	—	(371)
Income tax benefit on pension settlement transaction losses	—	78
Pension settlement transaction losses, after tax	—	(293)
Net income	$1,278	$959
2025 Compared with 2024
Net income was $1,278 million for 2025 as compared with $959 million for 2024, which included a $293 million after-tax loss from pension settlement transactions. Pension settlement transactions are further discussed in Note J to the Consolidated Financial Statements included under Item 8. Core income increased $26 million in 2025 as compared with 2024. Core income for our Property & Casualty Operations increased $115 million driven by improved current accident year underwriting results and higher net investment income partially offset by unfavorable net prior period development. Core loss for our Life & Group segment increased $21 million, while core loss for our Corporate & Other segment increased $68 million.
Catastrophe losses were $240 million and $358 million for 2025 and 2024. Catastrophe losses for 2025 and 2024 were driven by severe weather related events, including $64 million for the California wildfires in 2025 and $71 million for Hurricane Helene and $33 million for Hurricane Milton in 2024. Unfavorable net prior year loss reserve development of $185 million and $48 million was recorded in 2025 and 2024 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

SEGMENT RESULTS
The following discusses the results of operations for our business segments.
Our property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International, which we refer to collectively as Property & Casualty Operations. Specialty provides management and professional liability and other coverages through property and casualty products and services using a network of retail and wholesale brokers, independent agents and managing general underwriters. Commercial works with a network of retail and wholesale brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds targeting small business, construction, middle market and other commercial customers. The International segment underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of insurance companies based in the U.K. and Luxembourg and Hardy, our Lloyd's syndicate.
Our operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other. Life & Group primarily includes the results of our long-term care business that is in run-off. Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty businesses in run-off, including A&EP, a legacy portfolio of excess workers' compensation (EWC) policies and certain legacy mass tort reserves. Intersegment eliminations are also included in this segment.
We utilize the core income (loss) financial measure to monitor our operations. Core income (loss) is calculated by excluding from net income (loss) the after-tax effects of net investment gains or losses and gains or losses resulting from pension settlement transactions. Net investment gains or losses are excluded from the calculation of core income (loss) because they are generally driven by economic factors that are not necessarily reflective of our primary operations. The calculation of core income (loss) excludes gains or losses resulting from pension settlement transactions as they result from decisions regarding our defined benefit pension plans which are unrelated to our primary operations. Presentation of consolidated core income (loss) is deemed to be a non-GAAP financial measure and management believes some investors may find this measure useful to evaluate our primary operations. See further discussion regarding how we manage our business in Note N to the Consolidated Financial Statements included under Item 8. For reconciliations of non-GAAP measures to the most comparable GAAP measures and other information, please see below and in Note N to the Consolidated Financial Statements included under Item 8.
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
The following tables present reconciliations of net income to core income, underwriting gain and underlying underwriting gain for our Property & Casualty Operations:

Year ended December 31, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$615	$788	$205	$1,608
Net investment losses, after tax	22	32	2	56
Core income	$637	$820	$207	$1,664
Less:
Net investment income	650	775	156	1,581
Non-insurance warranty revenue (expense)	51	—	—	51
Other revenue (expense), including interest expense	(55)	(12)	13	(54)
Income tax expense on core income	(173)	(215)	(77)	(465)
Underwriting gain	164	272	115	551
Effect of catastrophe losses	—	217	23	240
Effect of unfavorable (favorable) development-related items	37	52	(25)	64
Underlying underwriting gain	$201	$541	$113	$855

Year ended December 31, 2024	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$663	$658	$153	$1,474
Net investment losses, after tax	31	44	—	75
Core income	$694	$702	$153	$1,549
Less:
Net investment income	626	733	131	1,490
Non-insurance warranty revenue (expense)	62	—	—	62
Other revenue (expense), including interest expense	(53)	(14)	(10)	(77)
Income tax expense on core income	(190)	(188)	(44)	(422)
Underwriting gain	249	171	76	496
Effect of catastrophe losses	—	318	40	358
Effect of favorable development-related items	(8)	—	(6)	(14)
Underlying underwriting gain	$241	$489	$110	$840

The following table presents a reconciliation of net loss to core loss for our Life & Group segment:

Years ended December 31
(In millions)	2025	2024
Net loss	$(51)	$(10)
Net investment losses (gains), after tax	7	(13)
Core loss	$(44)	$(23)
The following table presents a reconciliation of net loss to core loss for our Corporate & Other segment:

Years ended December 31
(In millions)	2025	2024
Net loss	$(279)	$(505)
Net investment losses, after tax	1	2
Pension settlement transaction losses, after tax	—	293
Core loss	$(278)	$(210)

Specialty
Specialty provides management and professional liability and other property and casualty coverages, products and services using a network of retail and wholesale brokers, independent agencies and managing general underwriters. Specialty includes the following business groups:
Management & Professional Liability consists of the following coverages and products:
•Professional liability coverages and risk management services to various professional firms, including architects, real estate agents, accounting firms and law firms.
•Directors and officers (D&O), errors and omissions (E&O), employment practices, fiduciary, fidelity and cyber coverages. Specific areas of focus include small and mid-size firms, public as well as privately held firms and not-for-profit organizations.
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
Warranty and Alternative Risks provides extended service contracts and related insurance products covering mechanical breakdown and similar losses for vehicles, portable electronics and other consumer goods. These service contracts are primarily distributed through independent representatives and sold by automobile dealerships and retailers in North America. Revenue and expenses for these service contracts are reported as Non-insurance warranty revenue and expense. Our insurance subsidiaries may issue contractual liability, inland marine, or guaranteed asset protection policies supporting these contracts, a significant portion of which are reinsured through third-party captive programs. The net retained results of these insurance products are reflected within the underwriting gain (loss) and combined ratio of our insurance operations.

The following table details the results of operations for Specialty.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024
Net written premiums	$3,515	$3,445
Net earned premiums	3,472	3,361
Underwriting gain	164	249
Net investment income	650	626
Core income	637	694

Other performance metrics:
Loss ratio	61.5%	59.5%
Expense ratio	33.5	32.8
Dividend ratio	0.3	0.3
Combined ratio	95.3%	92.6%
Less: Effect of catastrophe impacts	—	—
Less: Effect of unfavorable (favorable) development-related items	1.1	(0.3)
Underlying combined ratio	94.2%	92.9%
Underlying loss ratio	60.4%	59.8%

Rate	3%	1%
Renewal premium change	4	2
Retention	86	89
New business	$487	$462
2025 Compared with 2024
Net written premiums for Specialty increased $70 million in 2025 as compared with 2024 driven by rate partially offset by lower retention. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $57 million in 2025 as compared with 2024 primarily due to unfavorable net prior year loss reserve development in 2025 compared with favorable net prior year loss reserve development in 2024 and lower underlying underwriting results partially offset by higher net investment income.
The combined ratio of 95.3% increased 2.7 points in 2025 as compared with 2024 due to a 2.0 point increase in the loss ratio and a 0.7 point increase in the expense ratio. The increase in the loss ratio was due to unfavorable net prior year loss reserve development recorded in 2025 and an increase in the underlying loss ratio, primarily driven by continued pricing pressure in management liability lines. The increase in the expense ratio was driven by higher employee related costs and a non-recurring technology charge partially offset by higher net earned premiums. There were no catastrophe losses for 2025 or 2024.
Unfavorable net prior year loss reserve development of $37 million was recorded in 2025 compared with $9 million of favorable net prior year loss reserve development recorded in 2024. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.

The following table summarizes the gross and net carried reserves for Specialty.

December 31
(In millions)	2025	2024
Gross case reserves	$2,166	$2,023
Gross IBNR reserves	5,618	5,403
Total gross carried claim and claim adjustment expense reserves	$7,784	$7,426
Net case reserves	$1,801	$1,697
Net IBNR reserves	4,387	4,282
Total net carried claim and claim adjustment expense reserves	$6,188	$5,979

Commercial
Commercial works with a network of retail and wholesale brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds targeting small business, construction, middle market and other commercial customers. Property products include standard and excess property, marine and boiler and machinery coverages. Casualty products include standard casualty insurance products such as workers' compensation, general and product liability, commercial auto, umbrella, and excess and surplus coverages. Most insurance programs are provided on a guaranteed cost basis; however, we also offer specialized loss-sensitive insurance programs and total risk management services relating to claim and information services to the large commercial insurance marketplace.
The following table details the results of operations for Commercial.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024
Net written premiums	$5,821	$5,469
Net earned premiums	5,695	5,158
Underwriting gain	272	171
Net investment income	775	733
Core income	820	702

Other performance metrics:
Loss ratio	67.9%	68.3%
Expense ratio	26.8	27.9
Dividend ratio	0.5	0.5
Combined ratio	95.2%	96.7%
Less: Effect of catastrophe impacts	3.8	6.2
Less: Effect of unfavorable (favorable) development-related items	0.9	(0.1)
Underlying combined ratio	90.5%	90.6%
Underlying loss ratio	63.2%	62.2%

Rate	5%	6%
Renewal premium change	6	7
Retention	82	84
New business	$1,491	$1,512
2025 Compared with 2024
Net written premiums for Commercial increased $352 million in 2025 as compared with 2024 driven by favorable renewal premium change, inclusive of rate, partially offset by lower retention. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $118 million in 2025 as compared with 2024, driven by lower catastrophe losses, improved underlying underwriting results and higher net investment income partially offset by unfavorable net prior year loss reserve development.
The combined ratio of 95.2% improved 1.5 points in 2025 as compared with 2024 due to a 1.1 point improvement in the expense ratio and a 0.4 point improvement in the loss ratio. The improvement in the expense ratio was primarily driven by higher net earned premiums and a lower acquisition ratio. The improvement in the loss ratio was driven by lower catastrophe losses partially offset by unfavorable net prior year loss reserve development and an increase in the underlying loss ratio related to social inflation impacted lines. Catastrophe losses were $217 million, or 3.8 points of the loss ratio, for 2025, as compared with $318 million, or 6.2 points of the loss ratio, for 2024.

Unfavorable net prior year loss reserve development of $39 million was recorded in 2025 compared with $16 million of favorable net prior year loss reserve development recorded in 2024. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Commercial.

December 31
(In millions)	2025	2024
Gross case reserves	$4,093	$3,690
Gross IBNR reserves	8,156	7,646
Total gross carried claim and claim adjustment expense reserves	$12,249	$11,336
Net case reserves	$3,508	$3,135
Net IBNR reserves	7,188	6,804
Total net carried claim and claim adjustment expense reserves	$10,696	$9,939

International
The International segment underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of insurance companies based in the U.K. and Luxembourg and Hardy, our Lloyd's syndicate.
Canada offers a wide range of specialty and commercial insurance products, including property, casualty, auto, marine, management liability, professional liability and cyber. Its focus is on providing risk transfer solutions for midsize and large companies headquartered in Canada, across various sectors, with domestic, cross-border and international operations.
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
The following table details the results of operations for International.

Years ended December 31
(In millions, except ratios, rate, renewal premium change and retention)	2025	2024
Net written premiums	$1,347	$1,262
Net earned premiums	1,311	1,256
Underwriting gain	115	76
Net investment income	156	131
Core income	207	153

Other performance metrics:
Loss ratio	58.4%	60.9%
Expense ratio	32.8	33.1
Combined ratio	91.2%	94.0%
Less: Effect of catastrophe impacts	1.8	3.2
Less: Effect of favorable development-related items	(1.9)	(0.4)
Underlying combined ratio	91.3%	91.2%
Underlying loss ratio	58.5%	58.1%

Rate	(4)%	(1)%
Renewal premium change	(1)	—
Retention	86	82
New business	$370	$288
2025 Compared with 2024
Net written premiums for International increased $85 million in 2025 as compared with 2024. Excluding the effect of foreign currency exchange rates, net written premiums increased $76 million as compared with 2024 driven by higher new business partially offset by lower rate. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $54 million in 2025 as compared with 2024 driven by higher net investment income, a favorable impact from changes in foreign currency exchange rates, higher favorable net prior year loss reserve development and lower catastrophe losses.
The combined ratio of 91.2% improved 2.8 points in 2025 as compared with 2024 due to a 2.5 point improvement in the loss ratio and a 0.3 point improvement in the expense ratio. The improvement in the loss ratio was primarily driven by higher favorable net prior year loss reserve development and lower catastrophe losses. Catastrophe losses were $23 million, or 1.8 points of the loss ratio, for 2025, as compared with $40 million, or 3.2 points of the loss ratio, for 2024. The improvement in the expense ratio was primarily driven by higher net earned premiums.
Favorable net prior year loss reserve development of $25 million and $6 million was recorded in 2025 and 2024. Further information on net prior year loss reserve development is in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for International.

December 31
(In millions)	2025	2024
Gross case reserves	$1,052	$876
Gross IBNR reserves	2,324	2,044
Total gross carried claim and claim adjustment expense reserves	$3,376	$2,920
Net case reserves	$880	$741
Net IBNR reserves	1,961	1,675
Total net carried claim and claim adjustment expense reserves	$2,841	$2,416

Life & Group
The Life & Group segment includes our run-off long-term care business as well as structured settlement obligations not funded by annuities related to certain property and casualty claimants. Long-term care policies were sold on both an individual and group basis.
The following table summarizes the results of operations for Life & Group.

Years ended December 31
(In millions)	2025	2024
Net earned premiums	$423	$437
Claims, benefits and expenses	1,415	1,429
Net investment income	914	940
Core loss	(44)	(23)
2025 Compared with 2024
Core loss increased $21 million in 2025 as compared with 2024 primarily due to lower net investment income from limited partnerships. Both years are inclusive of assumption updates as a result of the annual reserve review completed in the third quarter of each year.
The cash flow assumption updates from the annual reserve review for 2025 and 2024 resulted in a pretax increase in long-term care reserves of $7 million and $15 million.
The annual structured settlement reserve review resulted in a pretax increase in claim reserves of $2 million for 2025 and a reduction in claim reserves of $9 million for 2024.
The following tables summarize policyholder reserves for Life & Group.

December 31, 2025
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long-term care	$—	$13,448	$13,448
Structured settlement and other	535	—	535
Total	535	13,448	13,983
Ceded reserves	56	—	56
Total gross reserves	$591	$13,448	$14,039

December 31, 2024
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long-term care	$—	$13,158	$13,158
Structured settlement and other	541	—	541
Total	541	13,158	13,699
Ceded reserves	81	—	81
Total gross reserves	$622	$13,158	$13,780

Corporate & Other
Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Years ended December 31
(In millions)	2025	2024
Net investment income	$62	$67
Insurance claims and policyholders' benefits	201	106
Interest expense	135	133
Core loss	(278)	(210)
2025 Compared with 2024
Core loss increased $68 million for 2025 as compared with 2024. 2025 includes a $106 million after-tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves compared with a $62 million after-tax charge in 2024. The current year also includes an unfavorable non-economic impact related to the A&EP LPT. The prior year included $16 million of after-tax charges related to office consolidation.
The application of retroactive reinsurance accounting to additional cessions to the A&EP LPT resulted in an after-tax charge of $36 million and $6 million in 2025 and 2024, both of which have no economic impact.
The net prior year loss reserve development and A&EP LPT are further discussed in Note E to the Consolidated Financial Statements included under Item 8.
The following table summarizes the gross and net carried reserves for Corporate & Other.

December 31
(In millions)	2025	2024
Gross case reserves	$1,196	$1,241
Gross IBNR reserves	1,403	1,431
Total gross carried claim and claim adjustment expense reserves	$2,599	$2,672
Net case reserves	$119	$120
Net IBNR reserves	238	268
Total net carried claim and claim adjustment expense reserves	$357	$388

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Years ended December 31
(In millions)	2025	2024
Fixed income securities:
Taxable fixed income securities	$2,012	$1,940
Tax-exempt fixed income securities	165	144
Total fixed income securities	2,177	2,084
Limited partnership and common stock investments	302	320
Other, net of investment expense	78	93
Net investment income	$2,557	$2,497

Effective income yield for the fixed income securities portfolio	4.9%	4.8%
Limited partnership and common stock return for the year	11.1%	13.3%
Net investment income increased $60 million in 2025 as compared with 2024 driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates partially offset by lower common stock returns.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Years ended December 31
(In millions)	2025	2024
Fixed maturity securities:
Corporate bonds and other	$(64)	$(57)
States, municipalities and political subdivisions	(1)	1
Asset-backed	(18)	(46)
Total fixed maturity securities	(83)	(102)
Non-redeemable preferred stock	7	21
Derivatives, short-term and other	—	—
Mortgage loans	(5)	—
Net investment losses	(81)	(81)
Income tax benefit on net investment losses	17	17
Net investment losses, after tax	$(64)	$(64)
Pretax net investment losses for 2025 were consistent with 2024 as lower impairment losses were offset by a lower favorable change in the fair value of non-redeemable preferred stock and higher net losses on disposals of fixed maturity securities.
Further information on our investment gains and losses is set forth in Notes A and B to the Consolidated Financial Statements included under Item 8.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

December 31	2025		2024
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,274	$(228)	$2,936	$(369)
AAA	3,997	(136)	3,010	(217)
AA	7,001	(428)	6,369	(567)
A	11,167	(140)	10,260	(379)
BBB	16,249	(223)	16,757	(729)
Non-investment grade	1,714	(42)	1,779	(64)
Total	$43,402	$(1,197)	$41,111	$(2,325)
As of December 31, 2025 and 2024, 1% of our fixed maturity portfolio was rated internally. Additionally, as of December 31, 2025 and 2024, we assigned a AAA rating to $661 million and $199 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	December 31, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$1,980	$267
AAA	1,376	243
AA	3,827	623
A	5,025	440
BBB	7,758	639
Non-investment grade	678	74
Total	$20,644	$2,286
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	December 31, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$821	$11
Due after one year through five years	5,277	224
Due after five years through ten years	5,752	607
Due after ten years	8,794	1,444
Total	$20,644	$2,286

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

December 31	2025		2024
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$15,584	9.7	$14,915	9.8
Property & Casualty and Corporate & Other	30,716	4.5	28,779	4.3
Total	$46,300	6.3	$43,694	6.2
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
For 2025, net cash provided by operating activities was $2,490 million as compared with $2,571 million for 2024. The decrease in cash provided by operating activities was driven by an increase in net claim payments and higher operating expenses, partially offset by an increase in premiums collected and higher cash from investment earnings.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For 2025, net cash used by investing activities was $1,449 million as compared with $1,317 million for 2024. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For 2025, net cash used by financing activities was $1,104 million as compared with $1,117 million for 2024. Financing activities for the periods presented include:
•In 2025, we issued $500 million of 5.20% notes due August 15, 2035 and repaid at par the $500 million outstanding aggregate principal balance of our 4.50% senior notes in advance of their March 1, 2026 maturity date.
•In 2025, we paid dividends of $1,047 million and repurchased 700,000 shares of common stock at an aggregate cost of $34 million.
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
CCC paid dividends of $1,115 million and $995 million to CNAF during 2025 and 2024.
We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

Common Stock Dividends
Cash dividends of $3.84 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid in 2025. On February 6, 2026, our Board of Directors declared a quarterly cash dividend of $0.48 per share and a special cash dividend of $2.00 per share, payable March 12, 2026 to stockholders of record on February 23, 2026. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
A summary of our commitments is presented in the following table.

December 31, 2025
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$3,838	$126	$735	$1,189	$1,788
Lease obligations (2)	261	34	66	57	104
Claim and claim adjustment expense reserves (3)	27,111	5,983	7,362	4,145	9,621
Future policy benefit reserves (4)	26,880	862	1,633	1,793	22,592
Total (5)	$58,090	$7,005	$9,796	$7,184	$34,105
(1)    Includes estimated future interest payments.
(2)    The lease obligations reflected above are not discounted.
(3)    The Claim and claim adjustment expense reserves reflected above are not discounted and represent our estimate of the amount and timing of the ultimate settlement and administration of gross claims based on our assessment of facts and circumstances known as of December 31, 2025. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(4)    The Future policy benefit reserves reflected above are not discounted, include maintenance costs, represent our estimate of the ultimate amount and timing of the settlement of benefits net of expected premiums, and are based on our assessment of facts and circumstances known as of December 31, 2025. See the Reserves - Estimates and Uncertainties section of this MD&A for further information.
(5)    Does not include investment commitments of approximately $1,770 million related to future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities.
Further information on our commitments, contingencies and guarantees is provided in Notes A, B, E, F, G, I and L to the Consolidated Financial Statements included under Item 8.

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

December 31, 2025	Insurer Financial Strength Ratings	Senior Debt Ratings
A.M. Best	A+	a-
Moody's	A2	Baa2
S&P	A+	A-
Fitch	A+	BBB+
A.M. Best upgraded the Company's Insurer Financial Strength and Senior Debt Ratings and revised the outlook on the ratings to stable from positive in December 2025. Moody's maintains a positive outlook on the Company's ratings after revising it to positive from stable in November 2024. S&P and Fitch maintain stable outlooks across the Company’s Insurer Financial Strength and Senior Debt Ratings.
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
•the effect of new tariffs and changes in tariffs, as well as significant uncertainty surrounding U.S. tariff policy generally, and any retaliatory tariffs, may adversely impact the economic environment, inflation expectations and certain loss costs, and may result in decreases in the size and number of our insurance customers;
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
Regulatory, Legal and Operational Factors
•regulatory and legal initiatives and compliance with governmental regulations and other legal requirements, which are increasing in complexity and number, change frequently, sometimes conflict, and could expose us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including regulations related to cybersecurity protocols (which continue to evolve in breadth, sophistication and maturity in response to an ever-evolving threat landscape) or utilization of artificial intelligence (AI), legal inquiries by state authorities, judicial interpretations within the regulatory framework, including interpretation of policy provisions, decisions regarding coverage and theories of liability, legislative actions that increase claimant activity, including those revising applicability of statutes of limitations, trends in litigation and the outcome of any litigation involving us and rulings and changes in tax laws and regulations;
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
•additional complexities and greater risk to the effectiveness of controls with the incorporation of AI into our and our third-party service providers' operations, including the possibility of inaccurate or biased outputs, degradation in model performance, unauthorized use or disclosure of data used to train AI models, and the potential for AI to be misused to perpetrate fraud or evade monitoring controls; and
•breaches of our or our vendors' data security infrastructure resulting in unauthorized access to systems and information, and/or interruption of operations.
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
•the occurrence of epidemics and pandemics; and
•mass tort claims, including those related to exposure to potentially harmful products or substances such as glyphosate, lead paint, per- and polyfluoroalkyl substances (PFAS) and opioids, sexual abuse and molestation claims and claims arising from changes in statutes of limitation and other changes that repeal or weaken tort reforms.

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
The sensitivity analysis estimates the decline in the fair value of our interest sensitive assets and liabilities that were held as of December 31, 2025 and 2024 due to an instantaneous change in the yield of the security at the end of the period of 100 and 150 basis points, with all other variables held constant.
The sensitivity analysis also assumes an instantaneous 10% and 20% decline in the foreign currency exchange rates versus the United States dollar from their levels as of December 31, 2025 and 2024, with all other variables held constant.
Equity price risk was measured assuming an instantaneous 10% and 25% decline in the S&P 500 from its level as of December 31, 2025 and 2024, with all other variables held constant. Our common stock holdings, which are included in equity securities, were assumed to be highly and positively correlated with the S&P 500 index. For our limited partnership holdings, the estimated change in value was largely derived from a beta analysis calculation of historical experience of our portfolio and indices with similar strategies relative to the S&P 500.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2025 and 2024 due to an increase in yield rates of 100 basis points, a 10% decline in foreign currency exchange rates and a 10% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 1

December 31, 2025		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$43,402	$(2,869)	$(399)	$—
Equity securities	769	(22)	—	(24)
Limited partnership investments	2,772	—	(2)	(111)
Other invested assets	105	—	(10)	—
Mortgage loans (1)	1,072	(34)	—	—
Short-term investments	2,320	(2)	(25)	—
Total assets	50,440	(2,927)	(436)	(135)
Long-term debt (2)	$2,967	$(141)	$—	$—
Total debt	$2,967	$(141)	$—	$—

December 31, 2024		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$41,111	$(2,684)	$(326)	$—
Equity securities	659	(15)	—	(18)
Limited partnership investments	2,520	—	(1)	(101)
Other invested assets	85	—	(8)	—
Mortgage loans (1)	987	(30)	—	—
Short-term investments	2,088	(1)	(23)	—
Total assets	47,450	(2,730)	(358)	(119)
Long-term debt (2)	$2,885	$(125)	$—	$—
Total debt	$2,885	$(125)	$—	$—
(1) Reported at amortized value, less allowance for credit loss, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(2)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.

The following tables present the estimated effects on the fair value of our financial instruments as of December 31, 2025 and 2024 due to an increase in yield rates of 150 basis points, a 20% decline in foreign currency exchange rates and a 25% decline in the S&P 500, with all other variables held constant.
Market Risk Scenario 2

December 31, 2025		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$43,402	$(4,301)	$(798)	$—
Equity securities	769	(33)	—	(59)
Limited partnership investments	2,772	—	(5)	(277)
Other invested assets	105	—	(20)	—
Mortgage loans (1)	1,072	(51)	—	—
Short-term investments	2,320	(2)	(49)	—
Total assets	50,440	(4,387)	(872)	(336)
Long-term debt (2)	$2,967	$(211)	$—	$—
Total debt	$2,967	$(211)	$—	$—

December 31, 2024		Increase (Decrease)
(In millions)	Estimated Fair Value	Interest Rate Risk	Foreign Currency Risk	Equity Price Risk
Assets:
Fixed maturity securities	$41,111	$(4,024)	$(651)	$—
Equity securities	659	(23)	—	(45)
Limited partnership investments	2,520	—	(2)	(252)
Other invested assets	85	—	(16)	—
Mortgage loans (1)	987	(45)	—	—
Short-term investments	2,088	(2)	(45)	—
Total assets	47,450	(4,094)	(714)	(297)
Long-term debt (2)	$2,885	$(188)	$—	$—
Total debt	$2,885	$(188)	$—	$—
(1) Reported at amortized value, less allowance for credit loss, in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
(2)    Reported at amortized value in the Consolidated Balance Sheets included under Item 8 and not adjusted for fair value changes.
Changes in discount rates used to measure our liability for future policyholder benefits (LFPB) would reduce the impact of the decrease in Fixed maturity securities within Other comprehensive income. The carrying value of the LFPB was $13.4 billion and $13.2 billion as of December 31, 2025 and 2024. The estimated decrease in the carrying value of the LFPB as of December 31, 2025 and 2024 due to an increase in yield rates of 100 basis points was $1.3 billion. The estimated decrease in the carrying value of the LFPB as of December 31, 2025 and 2024 due to an increase in yield rates of 150 basis points was $1.8 billion. We have estimated the change in the carrying value of the LFPB due to interest rate changes by discounting the expected future cash flows using different interest rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNA Financial Corporation
Consolidated Statements of Operations

Years ended December 31
(In millions, except per share data)	2025	2024	2023
Revenues
Net earned premiums	$10,900	$10,211	$9,480
Net investment income	2,557	2,497	2,264
Net investment losses	(81)	(81)	(99)
Non-insurance warranty revenue	1,577	1,609	1,624
Other revenues	36	34	30
Total revenues	14,989	14,270	13,299
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $104, $125 and $88)	8,294	7,738	7,068
Amortization of deferred acquisition costs	1,898	1,798	1,644
Non-insurance warranty expense	1,526	1,547	1,544
Other operating expenses	1,516	1,843	1,398
Interest	135	133	127
Total claims, benefits and expenses	13,369	13,059	11,781
Income before income tax	1,620	1,211	1,518
Income tax expense	(342)	(252)	(313)
Net income	$1,278	$959	$1,205

Basic earnings per share	$4.71	$3.53	$4.44

Diluted earnings per share	$4.69	$3.52	$4.43

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.2	271.5	271.3
Diluted	272.4	272.7	272.2
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Comprehensive Income

Years ended December 31
(In millions)	2025	2024	2023
Comprehensive Income
Net income	$1,278	$959	$1,205
Other Comprehensive Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(2)	(1)	(5)
Net unrealized gains and losses on other investments	888	(263)	1,125
Net unrealized gains and losses on investments	886	(264)	1,120
Impact of changes in discount rates used to measure long-duration contract liabilities	(161)	712	(318)
Foreign currency translation adjustment	143	(101)	58
Pension and postretirement benefits	25	334	66
Other comprehensive income, net of tax	893	681	926
Total comprehensive income	$2,171	$1,640	$2,131
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Balance Sheets

December 31
(In millions, except share data)	2025	2024
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $44,668 and $43,481, less allowance for credit loss of $69 and $45)	$43,402	$41,111
Equity securities at fair value (cost of $728 and $632)	769	659
Limited partnership investments	2,772	2,520
Other invested assets	105	85
Mortgage loans (less allowance for credit loss of $15 and $35)	1,079	1,019
Short-term investments	2,320	2,088
Total investments	50,447	47,482
Cash	425	472
Reinsurance receivables (less allowance for uncollectible receivables of $27 and $21)	6,381	6,051
Insurance receivables (less allowance for uncollectible receivables of $25 and $26)	3,739	3,671
Accrued investment income	480	451
Deferred acquisition costs	986	959
Deferred income taxes	575	850
Property and equipment at cost (less accumulated depreciation of $346 and $314)	282	295
Goodwill	148	145
Deferred non-insurance warranty acquisition expense	3,220	3,525
Other assets	2,760	2,591
Total assets	$69,443	$66,492
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$26,599	$24,976
Unearned premiums	7,635	7,346
Future policy benefits	13,448	13,158
Long-term debt	2,971	2,973
Deferred non-insurance warranty revenue	4,138	4,530
Other liabilities (includes $54 and $47 due to Loews Corporation)	3,031	2,996
Total liabilities	57,822	55,979
Commitments and contingencies (Notes B and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,671,747 and 270,844,681 shares outstanding)	683	683
Additional paid-in capital	2,229	2,229
Retained earnings	9,915	9,686
Accumulated other comprehensive loss	(1,098)	(1,991)
Treasury stock (2,368,496 and 2,195,562 shares), at cost	(108)	(94)
Total stockholders’ equity	11,621	10,513
Total liabilities and stockholders' equity	$69,443	$66,492
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Cash Flows

Years ended December 31
(In millions)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$1,278	$959	$1,205
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense (benefit)	75	(45)	2
Trading portfolio activity	—	—	1
Net investment losses	81	81	99
Equity method investees	(34)	(101)	(8)
Net amortization of investments	(208)	(200)	(191)
Depreciation and amortization	70	67	73
Changes in:
Receivables, net	(323)	(898)	(245)
Accrued investment income	(26)	(8)	(41)
Deferred acquisition costs	(17)	(69)	(85)
Insurance reserves	1,670	2,365	1,667
Other, net	(76)	420	(192)
Net cash flows provided by operating activities	2,490	2,571	2,285
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,946	2,793	4,029
Fixed maturity securities - maturities, calls and redemptions	3,357	2,396	1,334
Equity securities	505	523	317
Limited partnerships	103	97	164
Mortgage loans	122	105	122
Purchases:
Fixed maturity securities	(7,118)	(6,404)	(6,616)
Equity securities	(573)	(444)	(293)
Limited partnerships	(360)	(335)	(402)
Mortgage loans	(186)	(89)	(127)
Change in other investments	(12)	(11)	(2)
Change in short-term investments	(151)	147	(274)
Purchases of property and equipment	(86)	(95)	(90)
Disposals of property and equipment	12	—	—
Other, net	(8)	—	(5)
Net cash flows used by investing activities	(1,449)	(1,317)	(1,843)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(1,047)	(1,025)	(787)
Proceeds from the issuance of debt	495	490	491
Repayment of debt	(500)	(550)	(243)
Purchase of treasury stock	(34)	(20)	(24)
Other, net	(18)	(12)	(14)
Net cash flows used by financing activities	(1,104)	(1,117)	(577)
Effect of foreign exchange rate changes on cash	16	(10)	5
Net change in cash	(47)	127	(130)
Cash, beginning of year	472	345	475
Cash, end of year	$425	$472	$345
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Consolidated Statements of Stockholders' Equity

Years ended December 31
(In millions)	2025	2024	2023
Common Stock
Balance, beginning of year	$683	$683	$683
Balance, end of year	683	683	683
Additional Paid-in Capital
Balance, beginning of year	2,229	2,221	2,220
Stock-based compensation	—	8	1
Balance, end of year	2,229	2,229	2,221
Retained Earnings
Balance, beginning of year	9,686	9,755	9,336
Dividends to common stockholders ($3.84, $3.76, and $2.88 per share)	(1,049)	(1,028)	(786)
Net income	1,278	959	1,205
Balance, end of year	9,915	9,686	9,755
Accumulated Other Comprehensive Loss
Balance, beginning of year	(1,991)	(2,672)	(3,598)
Other comprehensive income	893	681	926
Balance, end of year	(1,098)	(1,991)	(2,672)
Treasury Stock
Balance, beginning of year	(94)	(94)	(93)
Stock-based compensation	20	20	23
Purchase of treasury stock	(34)	(20)	(24)
Balance, end of year	(108)	(94)	(94)
Total stockholders' equity	$11,621	$10,513	$9,893
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CNA Financial Corporation
Notes to Consolidated Financial Statements
Note A. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of December 31, 2025.
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
Recently Adopted Accounting Standards Updates (ASU)
ASU 2023-09: In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires expanded income tax disclosures, including disaggregation of the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the guidance retrospectively, with comparative period tax disclosures adjusted to reflect the change in accounting guidance.
Accounting Standards Pending Adoption
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
Claim and claim adjustment expense reserves are presented net of anticipated amounts due from insureds related to losses under deductible policies of $1.6 billion and $1.3 billion as of December 31, 2025 and 2024. A significant portion of these amounts are supported by collateral. The Company has an allowance for uncollectible deductible amounts, which is presented as a component of the allowance for doubtful accounts included in Insurance receivables on the Consolidated Balance Sheets.
Structured settlements have been negotiated for certain property and casualty insurance claims. Structured settlements are agreements to provide fixed periodic payments to claimants. The Company's obligations for structured settlements not funded by annuities are included in claim and claim adjustment expense reserves and are discounted at a weighted average interest rate of 6.5% and 6.6% as of December 31, 2025 and 2024. This interest rate is based on the expected yield of the assets that support the reserves and reinvestment assumptions. As of December 31, 2025 and 2024, the discounted reserves for unfunded structured settlements were $432 million and $444 million, net of discount of $505 million and $535 million. For the years ended December 31, 2025, 2024 and 2023, the amount of interest recognized on the discounted reserves of unfunded structured settlements was $32 million, $33 million and $34 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders’ benefits on the Consolidated Statements of Operations, but is excluded from the Company’s disclosure of prior year loss reserve development.
Workers' compensation lifetime claim reserves are calculated using mortality assumptions determined through statutory regulation and economic factors. As of December 31, 2025 and 2024, workers' compensation lifetime claim reserves are discounted at a 3.5% interest rate. As of December 31, 2025 and 2024, the discounted reserves for workers’ compensation lifetime claim reserves were $167 million and $179 million, net of discount of $78 million and $80 million. For the years ended December 31, 2025, 2024 and 2023, the amount of interest accretion recognized on the discounted reserves of workers’ compensation lifetime claim reserves was $6 million, $6 million and $9 million, respectively. This interest accretion is presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations, but is excluded from the Company's disclosure of prior year loss reserve development.
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
The key cash flow assumptions used to estimate the LFPB are morbidity, persistency, premium rate actions and expenses. Morbidity is the frequency and severity of injury, illness, sickness and diseases contracted. Persistency is the percentage of policies remaining in force and can be affected by policy lapses, benefit reductions and death. Premium rate actions are generally subject to regulatory approval, and therefore the exact timing and size of the approved rate increases are unknown. Expense assumptions relate to claim adjudication. The Company has not elected the practical expedient that allows locking in the expense assumption. The carried LFPB discount rate is determined using the upper-medium grade fixed income instrument yield curve.
The Company has elected to update the NPR and the LFPB for actual experience on a quarterly basis. A quarterly assessment is also made as to whether evidence suggests that cash flow assumptions should be updated. Annually, in the third quarter, actuarial analysis is performed on policyholder morbidity, persistency, premium rate actions and expense experience. This analysis, combined with judgment, informs the setting of updated cash flow assumptions used to estimate the LFPB. Actuarial analysis includes predictive modeling, actual to expected experience comparisons and trend analysis. Applicable industry research and current macroeconomic conditions are also considered. The effect of changes in cash flow assumptions and actual variances from expected experience are recorded in the Company's results of operations within Insurance claims and policyholders' benefits.
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
Insurance-related assessments: Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Other liabilities on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the liability balances were $89 million and $86 million.
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
The Company has established an allowance for uncollectible reinsurance receivables which relates to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. For assessing expected credit losses, the Company separates reinsurance receivables into two pools: voluntary reinsurance receivables and involuntary receivables related to mandatory pools. The Company has not recorded an allowance for involuntary pools as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on voluntary reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. If the reinsurer is unrated, an internal financial strength rating is assigned based on the Company’s historical loss experience and the Company’s assessment of the reinsurance counterparty's risk profile, which generally corresponds with a B rating. Reinsurer financial strength ratings are updated and reviewed on an annual basis or sooner if the Company becomes aware of significant changes related to a reinsurer. The allowance for uncollectible reinsurance receivables is estimated on the basis of periodic evaluations of balances due from reinsurers, reinsurer financial strength rating and solvency, industry experience and current and forecast economic conditions. Because billed receivables generally approximate 8% or less of total reinsurance receivables, the age of the reinsurance receivables related to paid losses is not a significant input into the allowance analysis. Changes in the allowance for uncollectible reinsurance receivables are presented as a component of Insurance claims and policyholders' benefits on the Consolidated Statements of Operations. See the Credit Losses section of this note for additional information on the Company's allowances for expected credit losses.
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
Policyholder dividends: Policyholder dividends are paid to participating policyholders within the workers' compensation and surety lines of business. Net written premiums for participating dividend policies were approximately 2% of total net written premiums for each of the years ended December 31, 2025, 2024 and 2023. Dividends to policyholders are accrued according to the Company's best estimate of the amount to be paid in accordance with contractual provisions and applicable state laws. Dividends to policyholders are presented as a component of Insurance claims & policyholders' benefits on the Consolidated Statements of Operations and Other liabilities on the Consolidated Balance Sheets.
Investments
The Company classifies its fixed maturity securities as either available-for-sale or trading, and in both cases, they are carried at fair value. Changes in fair value of trading securities are reported within Net investment income on the Consolidated Statements of Operations. Changes in fair value of available-for-sale securities are reported as a component of Other comprehensive income.
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
The Company's carrying value of investments in limited partnerships is its share of the net asset value of each partnership, as determined by the general partner. The majority of the Company's limited partnerships are reported on a lag, primarily three months or less, as results are not available on a timely basis. Changes in net asset values are accounted for under the equity method and recorded within Net investment income on the Consolidated Statements of Operations.
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
Foreign Currency
The functional currency of each foreign subsidiary of the Company is determined by the primary economic environment in which the foreign subsidiary operates. Assets and liabilities recorded in currencies other than the functional currency are remeasured to the functional currency at the exchange rates in effect at each reporting date. Foreign currency gains and losses relating to the remeasurement of the fair value of available-for-sale securities are reported within AOCI and those relating to the remeasurement of all other assets and liabilities are reported in net income. The foreign subsidiaries' functional currency balance sheet accounts are translated into the reporting currency at the exchange rates in effect at each reporting date and income statement accounts are translated into the reporting currency at exchange rates that approximate the weighted-average rate in the period. Foreign currency translation gains and losses are reflected in Stockholders' equity as a component of AOCI. Foreign currency transaction gains (losses) of $11 million, $(8) million and $9 million were included in determining Net income for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Cloud Computing Costs
The company capitalizes certain implementation costs incurred in cloud computing arrangements that are service contracts. The capitalized costs are amortized on a straight‑line basis over the term of the hosting arrangement and reported within Other assets on the Consolidated Balance Sheets.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the net assets of acquired entities and businesses. Goodwill in the International segment may change from period to period as a result of foreign currency translation.
Goodwill is tested for impairment annually or when certain triggering events require such tests. As a result of reviews completed for the year ended December 31, 2025, the Company determined that the estimated fair value of the reporting units were in excess of their carrying value including Goodwill. Changes in future periods in assumptions about the level of economic capital, business growth, earnings projections or the weighted average cost of capital could result in goodwill impairment.
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
For each of the years ended December 31, 2025, 2024 and 2023, approximately 1 million potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans were included in the calculation of diluted earnings per share. Excluded from the calculation of diluted earnings per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.
Supplementary Cash Flow Information
Cash payments made for interest were $129 million, $122 million and $124 million for the years ended December 31, 2025, 2024 and 2023.
The following table presents cash payments made for federal, state and foreign income taxes (net of refunds).

Years ended December 31
(In millions)	2025	2024	2023
Federal	$204	$186	$263
State	11	12	15
Foreign
Canada	18	57	(5)
Other	30	26	9
Total cash payments for income taxes	$263	$281	$282

Note B. Investments
The significant components of Net investment income are presented in the following table.

Years ended December 31
(In millions)	2025	2024	2023
Fixed maturity securities	$2,143	$2,051	$1,941
Equity securities	60	82	63
Limited partnership investments	276	271	174
Mortgage loans	64	58	58
Short-term investments	73	87	75
Trading portfolio	5	2	4
Other	27	31	28
Gross investment income	2,648	2,582	2,343
Investment expense	(91)	(85)	(79)
Net investment income	$2,557	$2,497	$2,264
Net investment income (loss) recognized due to the change in fair value of common stock held as of December 31, 2025, 2024 and 2023	$24	$28	$11
As of December 31, 2025 the Company held less than $1 million of fixed maturity securities that were non-income producing for the preceding twelve month period. The Company did not hold any fixed maturity securities as of December 31, 2024 that were non-income producing for the preceding twelve month period. As of December 31, 2025 and 2024, no investments in a single issuer exceeded 10% of stockholders' equity, other than investments in securities issued by the U.S. Treasury and obligations of government-sponsored enterprises.
Net investment gains (losses) are presented in the following table.

Years ended December 31
(In millions)	2025	2024	2023
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$42	$48	$75
Gross losses	(125)	(150)	(166)
Net investment gains (losses) on fixed maturity securities	(83)	(102)	(91)
Equity securities	7	21	4
Derivatives	—	—	(1)
Mortgage loans	(5)	—	(11)
Net investment gains (losses)	$(81)	$(81)	$(99)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of December 31, 2025, 2024 and 2023	$7	$19	$14

The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Years ended December 31
(In millions)	2025	2024	2023
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25	$34	$33
Asset-backed	8	29	11
Impairment losses (gains) recognized in earnings	$33	$63	$44
For the years ended December 31, 2025 and 2023, the Company also recognized $5 million and $11 million of impairment losses on mortgage loans due to changes in expected credit losses. There were no impairment losses recognized on mortgage loans for the year ended December 31, 2024.
The net change in unrealized gains (losses) on fixed maturity securities was $1,128 million, $(352) million and $1,431 million for the years ended December 31, 2025, 2024 and 2023.

The following tables present a summary of fixed maturity securities.

December 31, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,484	$682	$881	$28	$25,257
States, municipalities and political subdivisions	8,870	303	742	—	8,431
Asset-backed:
Residential mortgage-backed	4,011	50	366	—	3,695
Commercial mortgage-backed	1,566	18	80	21	1,483
Other asset-backed	3,729	28	194	20	3,543
Total asset-backed	9,306	96	640	41	8,721
U.S. Treasury and obligations of government-sponsored enterprises	236	1	3	—	234
Foreign government	764	7	20	—	751
Redeemable preferred stock	8	—	—	—	8
Total fixed maturity securities available-for-sale	$44,668	$1,089	$2,286	$69	$43,402

December 31, 2024	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,839	$423	$1,305	$13	$24,944
States, municipalities and political subdivisions	7,396	243	835	—	6,804
Asset-backed:
Residential mortgage-backed	3,725	7	488	—	3,244
Commercial mortgage-backed	1,830	11	142	18	1,681
Other asset-backed	3,770	24	239	14	3,541
Total asset-backed	9,325	42	869	32	8,466
U.S. Treasury and obligations of government-sponsored enterprises	220	1	1	—	220
Foreign government	701	6	30	—	677
Redeemable preferred stock	—	—	—	—	—
Total fixed maturity securities available-for-sale	$43,481	$715	$3,040	$45	$41,111

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,776	$56	$8,576	$825	$11,352	$881
States, municipalities and political subdivisions	403	8	3,471	734	3,874	742
Asset-backed:
Residential mortgage-backed	154	1	2,002	365	2,156	366
Commercial mortgage-backed	36	2	887	78	923	80
Other asset-backed	420	9	1,432	185	1,852	194
Total asset-backed	610	12	4,321	628	4,931	640
U.S. Treasury and obligations of government-sponsored enterprises	78	2	18	1	96	3
Foreign government	131	1	260	19	391	20
Total	$3,998	$79	$16,646	$2,207	$20,644	$2,286

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5,846	$165	$10,388	$1,140	$16,234	$1,305
States, municipalities and political subdivisions	1,247	52	2,967	783	4,214	835
Asset-backed:
Residential mortgage-backed	849	22	2,010	466	2,859	488
Commercial mortgage-backed	230	3	988	139	1,218	142
Other asset-backed	680	21	1,557	218	2,237	239
Total asset-backed	1,759	46	4,555	823	6,314	869
U.S. Treasury and obligations of government-sponsored enterprises	49	1	41	—	90	1
Foreign government	118	3	368	27	486	30
Total	$9,019	$267	$18,319	$2,773	$27,338	$3,040

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	December 31, 2025		December 31, 2024
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$1,980	$267	$2,567	$373
AAA	1,376	243	1,830	283
AA	3,827	623	4,257	730
A	5,025	440	6,340	582
BBB	7,758	639	11,548	980
Non-investment grade	678	74	796	92
Total	$20,644	$2,286	$27,338	$3,040
Based on current facts and circumstances, the Company believes the unrealized losses presented in the December 31, 2025 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of December 31, 2025.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $470 million and $442 million as of December 31, 2025 and 2024 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	3	6
Available-for-sale securities accounted for as PCD assets	4	—	4

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	14	6	20
Balance as of December 31, 2025	$28	$41	$69

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2024	$4	$12	$16
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	9	18	27
Available-for-sale securities accounted for as PCD assets	4	—	4

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	3	1	4
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1
Write-offs charged against the allowance	—	9	9
Recoveries of amounts previously written off	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	12	12
Balance as of December 31, 2024	$13	$32	$45

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

December 31	2025		2024
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,392	$1,389	$1,761	$1,753
Due after one year through five years	11,318	11,214	11,678	11,403
Due after five years through ten years	13,491	13,238	13,134	12,415
Due after ten years	18,467	17,561	16,908	15,540
Total	$44,668	$43,402	$43,481	$41,111
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Limited Partnerships
The carrying value of limited partnerships as of December 31, 2025 and 2024 was $2,772 million and $2,520 million, which includes net undistributed earnings of $379 million and $334 million. Limited partnerships comprising 12% of the total carrying value are reported on a current basis through December 31, 2025 with no reporting lag, 2% are reported on a one month lag and the remainder are reported on more than a one month lag. The number of limited partnerships held and the strategies employed provide diversification to the limited partnership portfolio and the overall invested asset portfolio.
Limited partnerships comprising 88% and 86% of the carrying value as of December 31, 2025 and 2024 were invested in private debt and equity. Limited partnerships comprising 12% and 14% of the carrying value as of December 31, 2025 and 2024 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, co-investment, private credit, growth capital, distressed investing and real estate. Hedge fund strategies include both long and short positions in fixed income, equity and derivative instruments.
The ten largest limited partnership positions held totaled $630 million and $648 million as of December 31, 2025 and 2024. Based on the most recent information available regarding the Company’s percentage ownership of the individual limited partnerships, the carrying value reflected on the Consolidated Balance Sheets represents approximately 1% of the aggregate partnership equity as of December 31, 2025 and 2024, and the related income reflected on the Consolidated Statements of Operations represents approximately 1% of the changes in aggregate partnership equity for the years ended December 31, 2025, 2024 and 2023.
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
Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to the instruments recognized on the Consolidated Balance Sheets. The Company generally requires that all over-the-counter derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement, and exchanges collateral under the terms of these agreements with its derivative investment counterparties depending on the amount of the exposure and the credit rating of the counterparty. Gross estimated fair values of derivative positions are presented in Other invested assets and Other liabilities on the Consolidated Balance Sheets. The Company does not offset derivative positions against the fair value of collateral provided or positions subject to netting arrangements. There would be no significant difference in the balance included in such accounts if the estimated fair values were presented net as of December 31, 2025 and 2024.
There was no cash collateral provided by the Company or cash collateral received from counterparties as of December 31, 2025 or 2024.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of December 31, 2025, the Company had commitments to purchase or fund approximately $1,770 million and sell approximately $45 million under the terms of these investments.
Investments on Deposit
Cash and securities with carrying values of approximately $3.4 billion and $3.1 billion were deposited by the Company’s insurance subsidiaries under requirements of regulatory authorities and others as of December 31, 2025 and 2024.
Cash and securities with carrying values of approximately $0.6 billion and $0.7 billion were deposited with financial institutions in trust accounts or as collateral for letters of credit to secure obligations with various third parties as of December 31, 2025 and 2024.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

December 31, 2025	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2025	2024	2023	2022	2021	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$38	$—	$33	$—	$5	$215	$291
LTV 55% to 65%	37	—	12	14	6	12	81
LTV greater than 65%	—	—	—	12	13	—	25
DSCR 1.2x - 1.6x
LTV less than 55%	—	68	28	5	2	75	178
LTV 55% to 65%	107	33	38	21	19	28	246
LTV greater than 65%	7	—	—	46	—	—	53
DSCR ≤1.2
LTV less than 55%	—	—	6	—	—	21	27
LTV 55% to 65%	37	—	17	38	—	15	107
LTV greater than 65%	—	—	—	40	21	25	86
Total	$226	$101	$134	$176	$66	$391	$1,094
Write-offs for the year ended December 31, 2025	$—	$—	$—	$(2)	$—	$(23)	$(25)
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of December 31, 2025, accrued interest receivable on mortgage loans totaled $5 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.
The following table presents the activity related to the allowance for credit loss on mortgage loans.

(In millions)	2025	2024
Allowance for credit losses:
Balance as of January 1	$35	$35
Current-period provision for expected credit losses	5	—
Write-offs charged against the allowance	(25)	—
Balance as of December 31	$15	$35
Mortgage loan write‑offs in 2025 were driven by certain loans that had been substantially reserved for in the allowance in prior years and were determined to be uncollectible.
As of December 31, 2025, the Company held mortgage loans with an amortized cost of $30 million that were on nonaccrual status, past due by more than 180 days and carried no allowance for credit loss as a result of write-offs charged against the allowance during the year. During the year ended December 31, 2025, the Company recognized $1 million of interest income on $15 million of these loans; the remaining $15 million were non‑income producing for the preceding twelve‑month period.

As of December 31, 2024, the Company held mortgage loans with an amortized cost of $48 million and an allowance for credit losses of $14 million that were on nonaccrual status. These loans were all past due by more than 180 days and were non‑income producing for the preceding twelve‑month period.

Recovery of loans on nonaccrual status is expected to be provided through the refinancing, operation, or sale of the commercial real estate collateralizing each loan.

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

December 31, 2025				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$238	$24,529	$1,483	$26,250
States, municipalities and political subdivisions	—	8,386	45	8,431
Asset-backed	—	7,723	998	8,721
Total fixed maturity securities	238	40,638	2,526	43,402
Equity securities:
Common stock	224	—	13	237
Non-redeemable preferred stock	35	497	—	532
Total equity securities	259	497	13	769
Short-term and other	2,086	51	—	2,137
Total assets	$2,583	$41,186	$2,539	$46,308
Liabilities
Other liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

December 31, 2024				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$223	$24,340	$1,278	$25,841
States, municipalities and political subdivisions	—	6,762	42	6,804
Asset-backed	—	7,590	876	8,466
Total fixed maturity securities	223	38,692	2,196	41,111
Equity securities:
Common stock	162	—	18	180
Non-redeemable preferred stock	36	441	2	479
Total equity securities	198	441	20	659
Short-term and other	1,852	70	—	1,922
Total assets	$2,273	$39,203	$2,216	$43,692
Liabilities
Other liabilities	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2025	$1,278	$42	$876	$20	$2,216
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(6)	—	(2)	2	(6)
Reported in Net investment income	—	—	19	2	21
Reported in Other comprehensive income (loss)	57	3	(3)	—	57
Total realized and unrealized investment gains (losses)	51	3	14	4	72
Purchases	197	—	213	—	410
Sales	—	—	—	(7)	(7)
Settlements	(101)	—	(105)	(4)	(210)
Transfers into Level 3	58	—	—	—	58
Transfers out of Level 3	—	—	—	—	—
Balance as of December 31, 2025	$1,483	$45	$998	$13	$2,539
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$2	$2
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2025 recognized in Other comprehensive income (loss) in the period	57	3	(1)	—	59

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2024	$1,045	$44	$901	$24	$2,014
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(1)	—	(12)	—	(13)
Reported in Net investment income	—	—	21	12	33
Reported in Other comprehensive income (loss)	(15)	(2)	(12)	—	(29)
Total realized and unrealized investment gains (losses)	(16)	(2)	(3)	12	(9)
Purchases	352	—	125	3	480
Sales	(10)	—	(14)	(19)	(43)
Settlements	(104)	—	(83)	—	(187)
Transfers into Level 3	11	—	—	—	11
Transfers out of Level 3	—	—	(50)	—	(50)
Balance as of December 31, 2024	$1,278	$42	$876	$20	$2,216
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2024 recognized in Net income (loss) in the period	$(1)	$—	$—	$8	$7
Unrealized gains (losses) on Level 3 assets and liabilities held as of December 31, 2024 recognized in Other comprehensive income (loss) in the period	(21)	(2)	(12)	—	(35)
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
As of December 31, 2025 and December 31, 2024, there were $99 million and $79 million of overseas deposits within Other invested assets, which can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.

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

December 31, 2025	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,927	Discounted cash flow	Credit spread	1% - 11% (2%)

December 31, 2024	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,724	Discounted cash flow	Credit spread	1% - 6% (2%)
For fixed maturity securities, an increase to the credit spread assumptions would result in a lower fair value measurement.
Financial Assets and Liabilities Not Measured at Fair Value
The carrying amount and estimated fair value of the Company's financial assets and liabilities which are not measured at fair value on the Consolidated Balance Sheets are presented in the following tables.

December 31, 2025	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,079	$—	$—	$1,072	$1,072
Liabilities
Long-term debt	$2,971	$—	$2,967	$—	$2,967

December 31, 2024	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,019	$—	$—	$987	$987
Liabilities
Long-term debt	$2,973	$—	$2,885	$—	$2,885
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
For the years ended December 31, 2025, 2024 and 2023, the Company paid $204 million, $186 million and $263 million to Loews related to federal income taxes.
For 2023 through 2025, Loews and the Company participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), which is a voluntary program for large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with the Company to resolve any issues prior to the filing of the tax return. For 2023, the Company was selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance did not support use of IRS resources. The Company believes that participation in CAP should reduce tax-related uncertainties, if any.
As of December 31, 2025 and 2024, there were no unrecognized tax benefits.
The Company recognizes interest accrued related to unrecognized tax benefits and tax refund claims in Income tax (expense) benefit on the Consolidated Statements of Operations. The Company recognizes penalties (if any) in Income tax (expense) benefit on the Consolidated Statements of Operations. During 2025, 2024 and 2023 the Company recognized no interest and no penalties. There were no amounts accrued for interest or penalties as of December 31, 2025 or 2024.
The following table presents the Company's U.S. and foreign income before income tax.

Years ended December 31
(In millions)	2025	2024	2023
Income before income tax:
U.S.	$1,336	$1,009	$1,320
Foreign	284	202	198
Total income before income tax	$1,620	$1,211	$1,518
The following table presents the Company's federal, foreign and state and local income tax expense.

Years ended December 31
(In millions)	2025	2024	2023
Income tax expense:
Federal	$(260)	$(174)	$(245)
Foreign	(69)	(63)	(52)
State and local	(13)	(15)	(16)
Total income tax expense	$(342)	$(252)	$(313)

The following table presents a reconciliation between the Company's income tax expense at statutory rates and the recorded income tax expense.

Years ended December 31
	2025		2024		2023
(In millions, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at statutory rates	$(340)	21.0%	$(254)	21.0%	$(319)	21.0%
State and local income taxes, net of federal income tax effect (1)	(10)	0.6%	(12)	1.0%	(13)	0.8%
Foreign tax effects
Canada	(22)	1.4%	(32)	2.6%	(23)	1.5%
Other foreign jurisdictions	(9)	0.5%	(7)	0.6%	(7)	0.4%
Effect of cross-border tax laws	(6)	0.3%	—	—%	(1)	—%
Tax credits
Foreign tax credits	25	(1.5)%	36	(3.0)%	26	(1.7)%
Nontaxable or nondeductible items
Tax exempt income	30	(1.8)%	26	(2.1)%	31	(2.0)%
Other nontaxable or nondeductible items	(10)	0.6%	(9)	0.8%	(7)	0.5%
Income tax expense	$(342)	21.1%	$(252)	20.9%	$(313)	20.5%
(1) State taxes in Illinois and Florida made up the majority (greater than 50%) of the tax effect in this category for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, no deferred taxes are required on the undistributed earnings of subsidiaries subject to tax.
The following table presents the current and deferred components of the Company's income tax expense.

Years ended December 31
(In millions)	2025	2024	2023
Current tax expense	$(267)	$(297)	$(311)
Deferred tax (expense) benefit	(75)	45	(2)
Total income tax expense	$(342)	$(252)	$(313)

The deferred tax effects of the significant components of the Company's deferred tax assets and liabilities are presented in the following table.

December 31
(In millions)	2025	2024
Deferred Tax Assets:
Insurance reserves:
Property and casualty claim and claim adjustment expense reserves	$276	$234
Unearned premium reserves	227	225
Deferred non-insurance warranty revenue	53	59
Employee benefits	7	13
Deferred retroactive reinsurance benefit	99	89
Net unrealized losses	258	494
Other assets	101	107
Gross deferred tax assets	1,021	1,221
Deferred Tax Liabilities:
Investment valuation differences	168	130
Deferred acquisition costs	143	140
Policyholder reserves	25	48
Software and hardware	57	17
Other liabilities	53	36
Gross deferred tax liabilities	446	371
Net deferred tax asset	$575	$850
As of December 31, 2025, the CNA Tax Group had no loss carryforwards and a tax credit carryforward of $6 million which expires in 2034. The foreign operations had loss carryforwards of $83 million, which have no expiration. The foreign operations had a tax credit carryforward of $13 million, which has no expiration.
Although realization of deferred tax assets is not assured, management believes it is more likely than not that the recognized net deferred tax asset will be realized through recoupment of ordinary and capital taxes paid in prior carryback years and through future earnings, reversal of existing temporary differences and available tax planning strategies. As a result, no valuation allowance was recorded as of December 31, 2025 or 2024.

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

As of December 31
(In millions)	2025
Net liability for unpaid claim and claim adjustment expenses:
Specialty	$6,188
Commercial	10,696
International	2,841
Life & Group (1)	535
Corporate & Other	357
Total net claim and claim adjustment expenses	20,617
Reinsurance receivables: (2)
Specialty	1,596
Commercial	1,553
International	535
Life & Group	56
Corporate & Other (3)	2,242
Total reinsurance receivables	5,982
Total gross liability for unpaid claim and claim adjustment expenses	$26,599
(1) The Life & Group segment amounts are related to unfunded structured settlements arising from short-duration contracts.
(2) Reinsurance receivables presented are gross of the allowance for uncollectible reinsurance and do not include reinsurance receivables related to paid losses.
(3) The Corporate & Other Reinsurance receivables are primarily related to A&EP claims covered under the A&EP Loss Portfolio Transfer (LPT).

The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

As of or for the years ended December 31
(In millions)	2025	2024	2023
Reserves, beginning of year:
Gross	$24,976	$23,304	$22,120
Ceded	5,713	5,141	5,191
Net reserves, beginning of year	19,263	18,163	16,929
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	6,724	6,330	5,667
Increase (decrease) in provision for insured events of prior years	189	42	48
Amortization of discount	39	39	44
Total net incurred (1)	6,952	6,411	5,759
Net payments attributable to:
Current year events	(1,089)	(1,093)	(922)
Prior year events	(4,685)	(4,096)	(3,679)
Total net payments	(5,774)	(5,189)	(4,601)
Foreign currency translation adjustment and other	176	(122)	76
Net reserves, end of year	20,617	19,263	18,163
Ceded reserves, end of year	5,982	5,713	5,141
Gross reserves, end of year	$26,599	$24,976	$23,304
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

Gross and Net Carried Reserves
The following tables present the gross and net carried reserves.

December 31, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$2,166	$4,093	$1,052	$556	$1,196	$9,063
Gross IBNR Reserves	5,618	8,156	2,324	35	1,403	17,536
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,784	$12,249	$3,376	$591	$2,599	$26,599
Net Case Reserves	$1,801	$3,508	$880	$506	$119	$6,814
Net IBNR Reserves	4,387	7,188	1,961	29	238	13,803
Total Net Carried Claim and Claim Adjustment Expense Reserves	$6,188	$10,696	$2,841	$535	$357	$20,617

December 31, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other	Total
(In millions)
Gross Case Reserves	$2,023	$3,690	$876	$572	$1,241	$8,402
Gross IBNR Reserves	5,403	7,646	2,044	50	1,431	16,574
Total Gross Carried Claim and Claim Adjustment Expense Reserves	$7,426	$11,336	$2,920	$622	$2,672	$24,976
Net Case Reserves	$1,697	$3,135	$741	$514	$120	$6,207
Net IBNR Reserves	4,282	6,804	1,675	27	268	13,056
Total Net Carried Claim and Claim Adjustment Expense Reserves	$5,979	$9,939	$2,416	$541	$388	$19,263
Net Prior Year Development
Changes in estimates of claim and claim adjustment expense reserves, net of reinsurance, for prior years are defined as net prior year loss reserve development (development). These changes can be favorable or unfavorable. The following table presents development recorded for the Specialty, Commercial, International and Corporate & Other segments.

Years ended December 31
(In millions)	2025	2024	2023
Pretax (favorable) unfavorable development:
Specialty	$37	$(9)	$(14)
Commercial	39	(16)	(22)
International	(25)	(6)	13
Corporate & Other	134	79	71
Total pretax (favorable) unfavorable development	$185	$48	$48
Unfavorable development of $134 million was recorded within the Corporate & Other segment for the year ended December 31, 2025, largely associated with legacy mass tort abuse claim activity, the on-going effects of social inflation and an agreement with the Diocese of Rochester. Unfavorable development of $79 million and $71 million was recorded within the Corporate & Other segment for the years ended December 31, 2024 and 2023 largely associated with legacy mass tort abuse reserves.

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
The information in the tables is reported on a net basis after reinsurance and does not include the effects of discounting. The information contained in calendar years 2024 and prior is unaudited. Information contained in the tables pertaining to the Company's International segment has been presented at the year-end 2025 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate changes between calendar years. To the extent the Company enters into a commutation, the transaction is reported on a prospective basis. To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.
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

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Years ended December 31
(In millions)	2025	2024	2023
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$(8)	$5
Other Professional Liability and Management Liability	69	49	37
Surety	(50)	(68)	(43)
Warranty	10	20	(11)
Other	8	(2)	(2)
Total pretax (favorable) unfavorable development	$37	$(9)	$(14)
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

As of December 31
(In millions)	2025
Net liability for unpaid claim and claim adjustment expenses:
Medical Professional Liability	$1,468
Other Professional Liability and Management Liability	4,073
Surety	521
Warranty	58
Other	68
Total net liability for unpaid claim and claim adjustment expenses	$6,188

Specialty - Medical Professional Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2025
(In millions, except reported claims data)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	IBNR	Cumulative Number of Claims
Accident Year
2016	$427	$487	$485	$499	$508	$510	$508	$514	$513	$509	$12	16,205
2017		412	449	458	460	455	460	456	463	458	11	15,400
2018			404	429	431	448	470	495	499	507	34	15,358
2019				430	445	458	471	469	481	478	17	14,572
2020					477	476	455	447	419	400	57	11,381
2021						377	376	374	349	318	57	10,085
2022							329	329	333	323	87	10,353
2023								340	350	382	129	11,129
2024									343	376	199	11,002
2025										390	317	9,107
									Total	$4,141	$920
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
Accident Year
2016	$18	$121	$246	$339	$401	$436	$460	$483	$489	$491
2017		19	107	235	308	355	388	417	427	438
2018			21	115	211	290	349	418	453	463
2019				17	91	183	280	349	395	425
2020					11	61	139	201	258	303
2021						11	49	118	170	223
2022							10	57	122	171
2023								14	86	160
2024									13	82
2025										15
									Total	$2,771
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,370
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										47
Liability for unallocated claim adjustment expenses for accident years presented										51
Total net liability for unpaid claim and claim adjustment expenses										$1,468

Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	Total
Accident Year
2016	$60	$(2)	$14	$9	$2	$(2)	$6	$(1)	$(4)	$82
2017		37	9	2	(5)	5	(4)	7	(5)	46
2018			25	2	17	22	25	4	8	103
2019				15	13	13	(2)	12	(3)	48
2020					(1)	(21)	(8)	(28)	(19)	(77)
2021						(1)	(2)	(25)	(31)	(59)
2022							—	4	(10)	(6)
2023								10	32	42
2024									33	33
Total net development for the accident years presented above							15	(17)	1
Total net development for accident years prior to 2016							(10)	9	1
Total unallocated claim adjustment expense development							—	—	(2)
Total							$5	$(8)	$—
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Other Professional Liability and Management Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2025
(In millions, except reported claims data)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	IBNR	Cumulative Number of Claims
Accident Year
2016	$901	$900	$900	$904	$907	$891	$888	$906	$912	$910	$28	17,993
2017		847	845	813	791	775	758	746	752	744	25	18,223
2018			850	864	869	906	923	941	987	1,003	44	20,083
2019				837	845	856	876	939	970	984	79	19,577
2020					930	944	951	945	945	936	106	19,558
2021						1,037	1,038	1,009	965	956	190	18,444
2022							1,120	1,112	1,084	1,049	265	18,534
2023								1,149	1,166	1,239	365	19,902
2024									1,150	1,200	609	20,579
2025										1,208	978	19,311
									Total	$10,229	$2,689
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
Accident Year
2016	$64	$248	$466	$625	$701	$736	$784	$826	$856	$862
2017		57	222	394	498	557	596	630	672	699
2018			54	282	473	599	706	779	847	886
2019				64	263	422	567	699	801	864
2020					67	248	400	523	660	751
2021						58	217	356	502	634
2022							64	225	453	638
2023								64	302	594
2024									77	315
2025										81
									Total	$6,324
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$3,905
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										101
Liability for unallocated claim adjustment expenses for accident years presented										67
Total net liability for unpaid claim and claim adjustment expenses										$4,073
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	Total
Accident Year
2016	$(1)	$—	$4	$3	$(16)	$(3)	$18	$6	$(2)	$9
2017		(2)	(32)	(22)	(16)	(17)	(12)	6	(8)	(103)
2018			14	5	37	17	18	46	16	153
2019				8	11	20	63	31	14	147
2020					14	7	(6)	—	(9)	6
2021						1	(29)	(44)	(9)	(81)
2022							(8)	(28)	(35)	(71)
2023								17	73	90
2024									50	50
Total net development for the accident years presented above							44	34	90
Total net development for accident years prior to 2016							(7)	10	(18)
Total unallocated claim adjustment expense development							—	5	(3)
Total							$37	$49	$69
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Specialty - Surety
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2025
(In millions, except reported claims data)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	IBNR	Cumulative Number of Claims
Accident Year
2016	$124	$124	$109	$84	$67	$64	$58	$43	$43	$43	$3	5,590
2017		120	115	103	84	71	66	67	67	66	3	5,928
2018			114	108	91	62	56	51	49	58	2	6,322
2019				119	112	98	87	82	82	81	6	6,286
2020					128	119	81	67	57	67	6	4,918
2021						137	129	110	91	74	12	5,003
2022							155	158	132	118	53	5,131
2023								175	169	147	92	4,889
2024									171	167	124	4,397
2025										163	155	3,143
									Total	$984	$456
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
Accident Year
2016	$5	$37	$45	$45	$43	$43	$41	$40	$40	$40
2017		23	37	41	46	49	62	62	63	63
2018			5	25	34	39	40	41	41	46
2019				12	34	44	59	70	74	75
2020					4	20	28	33	44	57
2021						5	20	35	42	59
2022							12	35	52	59
2023								8	27	52
2024									20	37
2025										4
									Total	$492
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$492
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										13
Liability for unallocated claim adjustment expenses for accident years presented										16
Total net liability for unpaid claim and claim adjustment expenses										$521
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	Total
Accident Year
2016	$—	$(15)	$(25)	$(17)	$(3)	$(6)	$(15)	$—	$—	$(81)
2017		(5)	(12)	(19)	(13)	(5)	1	—	(1)	(54)
2018			(6)	(17)	(29)	(6)	(5)	(2)	9	(56)
2019				(7)	(14)	(11)	(5)	—	(1)	(38)
2020					(9)	(38)	(14)	(10)	10	(61)
2021						(8)	(19)	(19)	(17)	(63)
2022							3	(26)	(14)	(37)
2023								(6)	(22)	(28)
2024									(4)	(4)
Total net development for the accident years presented above							(54)	(63)	(40)
Total net development for accident years prior to 2016							11	(5)	(7)
Total unallocated claim adjustment expense development							—	—	(3)
Total							$(43)	$(68)	$(50)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Years ended December 31
(In millions)	2025	2024	2023
Pretax (favorable) unfavorable development:
Commercial Auto	$74	$107	$33
General Liability	114	75	149
Workers' Compensation	(135)	(202)	(203)
Property and Other	(14)	4	(1)
Total pretax (favorable) unfavorable development	$39	$(16)	$(22)
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
Favorable development in property and other was due to favorable emergence in multiple accident years.
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

As of December 31
(In millions)	2025
Net Claim and claim adjustment expenses:
Commercial Auto	$1,573
General Liability	4,837
Workers' Compensation	3,482
Property and Other	804
Total net liability for claim and claim adjustment expenses	$10,696

Commercial - Commercial Auto
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2025
(In millions, except reported claims data)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	IBNR	Cumulative Number of Claims
Accident Year
2016	$198	$186	$186	$186	$190	$195	$200	$197	$195	$194	$—	30,459
2017		199	198	200	221	232	239	241	241	237	—	30,948
2018			229	227	227	245	254	255	260	259	1	34,333
2019				257	266	289	323	325	327	323	—	37,281
2020					310	303	304	298	303	299	7	29,192
2021						397	388	390	393	377	16	33,063
2022							437	465	496	506	55	37,327
2023								554	620	635	120	42,921
2024									726	799	270	49,670
2025										886	616	41,075
									Total	$4,515	$1,085
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
Accident Year
2016	$52	$93	$126	$154	$175	$185	$190	$192	$193	$193
2017		58	107	150	178	203	225	232	235	237
2018			66	128	175	212	238	249	256	257
2019				77	147	203	257	295	312	319
2020					71	134	197	246	276	287
2021						83	168	240	305	347
2022							112	236	334	411
2023								127	270	414
2024									153	345
2025										163
									Total	$2,973
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,542
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										5
Liability for unallocated claim adjustment expenses for accident years presented										26
Total net liability for unpaid claim and claim adjustment expenses										$1,573
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	Total
Accident Year
2016	$(12)	$—	$—	$4	$5	$5	$(3)	$(2)	$(1)	$(4)
2017		(1)	2	21	11	7	2	—	(4)	38
2018			(2)	—	18	9	1	5	(1)	30
2019				9	23	34	2	2	(4)	66
2020					(7)	1	(6)	5	(4)	(11)
2021						(9)	2	3	(16)	(20)
2022							28	31	10	69
2023								66	15	81
2024									73	73
Total net development for the accident years presented above							26	110	68
Total net development for accident years prior to 2016							4	(3)	3
Total unallocated claim adjustment expense development							3	—	3
Total							$33	$107	$74
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - General Liability
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2025
(In millions, except reported claims data)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	IBNR	Cumulative Number of Claims
Accident Year
2016	$623	$659	$667	$671	$673	$683	$684	$704	$712	$723	$23	24,982
2017		632	632	632	634	630	652	690	713	749	15	22,611
2018			653	644	646	639	650	679	665	663	63	20,631
2019				680	682	682	691	720	727	747	98	20,091
2020					723	722	726	736	702	662	139	15,152
2021						782	784	793	814	833	189	16,349
2022							929	928	930	952	316	18,494
2023								1,071	1,106	1,146	516	18,905
2024									1,271	1,295	833	20,250
2025										1,381	1,218	15,771
									Total	$9,151	$3,410
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
Accident Year
2016	$32	$163	$279	$407	$481	$524	$582	$620	$652	$681
2017		23	118	250	399	471	553	606	657	705
2018			33	107	228	307	428	491	546	573
2019				25	98	181	322	455	532	607
2020					23	99	192	280	367	450
2021						26	140	262	391	542
2022							29	123	260	439
2023								33	153	356
2024									34	180
2025										43
									Total	$4,576
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$4,575
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										179
Liability for unallocated claim adjustment expenses for accident years presented										83
Total net liability for unpaid claim and claim adjustment expenses										$4,837
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	Total
Accident Year
2016	$36	$8	$4	$2	$10	$1	$20	$8	$11	$100
2017		—	—	2	(4)	22	38	23	36	117
2018			(9)	2	(7)	11	29	(14)	(2)	10
2019				2	—	9	29	7	20	67
2020					(1)	4	10	(34)	(40)	(61)
2021						2	9	21	19	51
2022							(1)	2	22	23
2023								35	40	75
2024									24	24
Total net development for the accident years presented above							134	48	130
Total net development for accident years prior to 2016							15	27	(30)
Total unallocated claim adjustment expense development							—	—	14
Total							$149	$75	$114
(1) Data presented for these calendar years is required supplemental information, which is unaudited.

Commercial - Workers' Compensation
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2025
(In millions, except reported claims data)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	IBNR	Cumulative Number of Claims
Accident Year
2016	$426	$405	$396	$382	$366	$355	$331	$308	$293	$287	$40	32,007
2017		440	432	421	400	402	399	398	383	364	44	33,164
2018			450	440	428	415	415	404	399	393	57	34,930
2019				452	449	437	436	419	416	410	57	34,398
2020					477	466	446	414	393	363	74	29,506
2021						468	454	432	421	412	97	30,150
2022							497	489	478	467	108	33,488
2023								555	551	541	161	37,037
2024									574	586	196	38,866
2025										646	348	36,112
									Total	$4,469	$1,182
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
Accident Year
2016	$53	$129	$169	$198	$219	$227	$234	$235	$238	$238
2017		63	151	207	243	265	279	287	293	295
2018			68	163	229	259	280	298	307	313
2019				71	169	223	262	291	310	320
2020					65	147	200	228	246	257
2021						67	164	222	256	273
2022							79	192	258	299
2023								87	209	286
2024									111	264
2025										127
									Total	$2,672
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$1,797
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										1,648
Other (2)										(23)
Liability for unallocated claim adjustment expenses for accident years presented										60
Total net liability for unpaid claim and claim adjustment expenses										$3,482
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	Total
Accident Year
2016	$(21)	$(9)	$(14)	$(16)	$(11)	$(24)	$(23)	$(15)	$(6)	$(139)
2017		(8)	(11)	(21)	2	(3)	(1)	(15)	(19)	(76)
2018			(10)	(12)	(13)	—	(11)	(5)	(6)	(57)
2019				(3)	(12)	(1)	(17)	(3)	(6)	(42)
2020					(11)	(20)	(32)	(21)	(30)	(114)
2021						(14)	(22)	(11)	(9)	(56)
2022							(8)	(11)	(11)	(30)
2023								(4)	(10)	(14)
2024									12	12
Total net development for the accident years presented above							(114)	(85)	(85)
Adjustment for development on a discounted basis							(2)	(2)	2
Total net development for accident years prior to 2016							(93)	(115)	(52)
Total unallocated claim adjustment expense development							6	—	—
Total							$(203)	$(202)	$(135)
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) Other includes the effect of discounting lifetime claim reserves.

International
The following table presents further detail of the development recorded for the International segment.

Years ended December 31
(In millions)	2025	2024	2023
Pretax (favorable) unfavorable development:
Commercial	$(26)	$(12)	$(18)
Specialty	5	6	35
Other	(4)	—	(4)
Total pretax (favorable) unfavorable development	$(25)	$(6)	$13

2025
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

International
Cumulative Net Incurred Claim and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year										As of December 31, 2025
(In millions, except reported claims data)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	IBNR	Cumulative Number of Claims
Accident Year
2016	$519	$556	$530	$516	$508	$518	$520	$543	$540	$550	$41	26,135
2017		551	626	636	630	632	620	644	665	668	29	27,478
2018			646	693	701	706	719	747	746	745	34	34,444
2019				572	588	580	595	594	600	605	59	31,242
2020					602	584	570	552	549	537	103	23,395
2021						595	574	538	520	516	139	20,159
2022							628	635	633	608	211	16,985
2023								691	679	658	318	15,977
2024									743	780	436	14,380
2025										759	544	9,708
									Total	$6,426	$1,914
Cumulative Net Paid Claims and Allocated Claim Adjustment Expenses are presented in the following table.

As of December 31	Calendar Year
(In millions)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
Accident Year
2016	$129	$278	$332	$365	$390	$424	$437	$452	$468	$475
2017		118	298	372	424	455	494	560	576	594
2018			144	337	415	477	520	585	634	655
2019				117	269	344	386	420	455	476
2020					87	208	269	301	339	372
2021						69	170	223	262	300
2022							69	197	279	308
2023								63	180	254
2024									76	209
2025										76
Total										$3,719
Net liability for unpaid claim and allocated claim adjustment expenses for the accident years presented										$2,707
Net liability for unpaid claim and claim adjustment expenses for accident years prior to 2016										83
Liability for unallocated claim adjustment expenses for accident years presented										51
Total net liability for unpaid claim and claim adjustment expenses										$2,841
Net strengthening (releases) of prior accident year reserves is presented in the following table.

For the years ended December 31	Calendar Year
(In millions)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025	Total (2)
Accident Year
2016	$37	$(26)	$(14)	$(8)	$10	$2	$23	$(3)	$10	$31
2017		75	10	(6)	2	(12)	24	21	3	117
2018			47	8	5	13	28	(1)	(1)	99
2019				16	(8)	15	(1)	6	5	33
2020					(18)	(14)	(18)	(3)	(12)	(65)
2021						(21)	(36)	(18)	(4)	(79)
2022							7	(2)	(25)	(20)
2023								(12)	(21)	(33)
2024									37	37
(1) Data presented for these calendar years is required supplemental information, which is unaudited.
(2) The amounts included in the loss reserve development tables above are presented at the year-end 2025 foreign currency exchange rates for all periods presented to remove the effects of foreign currency exchange rate fluctuations between calendar years.

The table below presents information about average historical claims duration as of December 31, 2025 and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Ultimate Net Incurred Claim and Allocated Claim Adjustment Expenses in Year:
	1	2	3	4	5	6	7	8	9	10
Specialty
Medical Professional Liability	3.6%	16.6%	21.4%	16.7%	13.2%	9.7%	6.1%	2.9%	1.8%	0.4%
Other Professional Liability and Management Liability	6.4%	19.5%	19.8%	15.0%	11.5%	7.3%	5.8%	4.7%	3.5%	0.7%
Surety (1)	15.2%	36.2%	12.9%	8.4%	6.3%	9.2%	(0.9)%	2.6%	—%	—%

Commercial
Commercial Auto	22.6%	22.5%	19.1%	15.2%	10.7%	5.5%	2.6%	0.9%	0.7%	—%
General Liability	3.4%	12.1%	15.5%	16.6%	14.5%	9.8%	8.4%	5.4%	5.4%	4.0%
Workers' Compensation	17.6%	24.2%	14.5%	8.8%	5.8%	3.8%	2.3%	1.2%	0.8%	—%

International	15.0%	22.6%	11.3%	6.8%	5.8%	6.5%	5.6%	2.6%	2.8%	1.3%
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
The following table presents the impact of the Loss Portfolio Transfer on the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2025	2024	2023
Additional amounts ceded under LPT	$185	$103	$86
Retroactive reinsurance benefit recognized	(140)	(95)	(94)
Pretax impact of deferred retroactive reinsurance	$45	$8	$(8)
Additional amounts ceded under the LPT of $185 million, $103 million and $86 million for the years ended December 31, 2025, 2024 and 2023 were primarily driven by unfavorable development in each year as a result of higher than anticipated defense and indemnity costs on known direct asbestos and environmental accounts.
As of December 31, 2025 and 2024, the cumulative amounts ceded under the LPT were $3.9 billion and $3.7 billion. The unrecognized deferred retroactive reinsurance benefit was $470 million and $425 million as of December 31, 2025 and 2024 and is included within Other liabilities on the Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.4 billion as of December 31, 2025. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.

Excess Workers' Compensation LPT
On February 5, 2021, CCC completed a transaction with Cavello Bay Reinsurance Limited (Cavello), a subsidiary of Enstar Group Limited, under which certain legacy excess workers' compensation (EWC) liabilities were ceded to Cavello. Under the terms of the transaction, based on reserves in place as of January 1, 2020, the Company ceded approximately $690 million of net EWC claim and allocated claim adjustment expense reserves to Cavello under an LPT with an aggregate limit of $1 billion. The Company paid Cavello a reinsurance premium of $697 million.
Net favorable prior year development of $75 million was recognized before consideration of cessions to the EWC LPT for the year ended December 31, 2025 primarily driven by lower than expected severity in older accident years. This favorable development was entirely offset by ceded retroactive reserve development under the EWC LPT.
As of December 31, 2025, the cumulative amount ceded under the EWC LPT was $615 million.
Cavello established a collateral trust as security for its obligations to the Company. The fair value of the collateral trust was $247 million as of December 31, 2025.

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
The cash flow assumption updates completed in the third quarter of 2025 resulted in a $7 million pretax increase in the LFPB. Included in the assumption updates were unfavorable incidence, claim closure and cost of care inflation impacts offset by favorable premium rate actions.
The cash flow assumption updates completed in the third quarter of 2024 resulted in a $15 million pretax increase in the LFPB. Included in the assumption updates was a favorable impact from outperformance on premium rate assumptions and an unfavorable impact from higher cost of care inflation.

The following table summarizes balances and changes in the LFPB.

(In millions)	2025	2024	2023
Present value of future net premiums
Balance, January 1	$3,425	$3,710	$3,991
Effect of changes in discount rate	(7)	(125)	(74)
Balance, January 1, at original locked in discount rate	3,418	3,585	3,917
Effect of changes in cash flow assumptions (1)	114	111	28
Effect of actual variances from expected experience (1)	(10)	(41)	(126)
Adjusted balance, January 1	3,522	3,655	3,819
Interest accrual	176	183	202
Net premiums: earned during period	(406)	(420)	(436)
Balance, end of period at original locked in discount rate	3,292	3,418	3,585
Effect of changes in discount rate	71	7	125
Balance, December 31	$3,363	$3,425	$3,710

Present value of future benefits & expenses
Balance, January 1	$16,583	$17,669	$17,471
Effect of changes in discount rate	440	(578)	(125)
Balance, January 1, at original locked in discount rate	17,023	17,091	17,346
Effect of changes in cash flow assumptions (1)	121	126	36
Effect of actual variances from expected experience (1)	87	69	(46)
Adjusted balance, January 1	17,231	17,286	17,336
Interest accrual	918	924	962
Benefit & expense payments	(1,165)	(1,187)	(1,207)
Balance, end of period at original locked in discount rate	16,984	17,023	17,091
Effect of changes in discount rate	(173)	(440)	578
Balance, December 31	$16,811	$16,583	$17,669

Net LFPB	$13,448	$13,158	$13,959
(1) As of December 31, 2025, 2024 and 2023 the re-measurement gain (loss) of $(104) million, $(125) million and $(88) million presented parenthetically on the Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest expense associated with the Company’s long-term care business recognized on the Consolidated Statement of Operations.

Years ended December 31
(In millions)	2025	2024	2023
Earned premiums	$423	$437	$451
Interest accretion	742	741	760
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of December 31
(In millions)	2025	2024
Expected future benefit and expense payments	$31,323	$31,712
Expected future gross premiums	4,930	5,183
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,507 million and $3,573 million as of December 31, 2025 and 2024.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of December 31, 2025 and 2024.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of December 31
	2025	2024
Original locked in discount rate	5.16%	5.20%
Upper-medium grade fixed income instrument discount rate	5.32	5.51
For the years ended December 31, 2025 and 2024, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $135 million and $159 million. For the years ended December 31, 2025 and 2024, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was $58 million and $29 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of December 31, 2025, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

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
The following table presents the amounts receivable from reinsurers.

December 31
(In millions)	2025	2024
Reinsurance receivables related to insurance reserves:
Ceded claim and claim adjustment expenses	$5,982	$5,713
Reinsurance receivables related to paid losses	426	359
Reinsurance receivables	6,408	6,072
Allowance for uncollectible reinsurance	(27)	(21)
Reinsurance receivables, net of allowance for uncollectible reinsurance	$6,381	$6,051
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

(In millions)	December 31, 2025
A- to A++	$4,864
B- to B++	967
Insolvent	9
Total voluntary reinsurance outstanding balance (1)	$5,840
(1)    Expected credit losses for legacy A&EP receivables are ceded to NICO and the reinsurance limit on the LPT has not been exhausted, therefore no allowance is recorded for these receivables and they are excluded from the table above. Refer to Note E to the Consolidated Financial Statements for information regarding the LPT. The Company has also excluded receivables from involuntary pools.
The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have credit ratings above certain levels and by obtaining collateral. On a limited basis, the Company may enter into reinsurance agreements with reinsurers that are not rated, primarily captive reinsurers. Receivables from captive reinsurers are backed by collateral arrangements and comprise the majority of the voluntary reinsurance receivables within the B- to B++ rating distribution in the table above. The primary methods of obtaining collateral are through reinsurance trusts, letters of credit and funds withheld balances. Such collateral, limited by the balance of open recoverables, was approximately $3.8 billion and $3.4 billion as of December 31, 2025 and 2024.
The Company's largest recoverables from a single reinsurer as of December 31, 2025, including ceded unearned premium reserves, were approximately $1.9 billion from subsidiaries of the Berkshire Hathaway Insurance Group, $466 million from Cavello Bay Reinsurance Limited and $390 million from the Swiss Reinsurance Group. These amounts are substantially collateralized or otherwise secured. The recoverable from subsidiaries of the Berkshire Hathaway Insurance Group includes amounts related to third-party reinsurance for which NICO has assumed the credit risk under the terms of the LPT as discussed in Note E to the Consolidated Financial Statements.

The effects of reinsurance on earned premiums and written premiums are presented in the following tables.

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2025 Earned Premiums
Property and casualty	$14,974	$253	$4,750	$10,477	2.4%
Long-term care	383	40	—	423	9.5%
Total earned premiums	$15,357	$293	$4,750	$10,900	2.7%

2024 Earned Premiums
Property and casualty	$14,629	$252	$5,107	$9,774	2.6%
Long-term care	396	41	—	437	9.4%
Total earned premiums	$15,025	$293	$5,107	$10,211	2.9%

2023 Earned Premiums
Property and casualty	$13,908	$223	$5,102	$9,029	2.5%
Long-term care	407	44	—	451	9.8%
Total earned premiums	$14,315	$267	$5,102	$9,480	2.8%

(In millions)	Direct	Assumed	Ceded	Net	Assumed/ Net %
2025 Written Premiums
Property and casualty	$15,303	$247	$4,868	$10,682	2.3%
Long-term care	379	40	—	419	9.5%
Total written premiums	$15,682	$287	$4,868	$11,101	2.6%

2024 Written Premiums
Property and casualty	$15,120	$257	$5,202	$10,175	2.5%
Long-term care	389	41	—	430	9.5%
Total written premiums	$15,509	$298	$5,202	$10,605	2.8%

2023 Written Premiums
Property and casualty	$14,498	$219	$5,272	$9,445	2.3%
Long-term care	404	43	—	447	9.6%
Total written premiums	$14,902	$262	$5,272	$9,892	2.6%
Included in the direct and ceded earned premiums for the years ended December 31, 2025, 2024 and 2023 are $2,265 million, $2,653 million and $2,907 million related to insurance policies supporting service contracts associated with portable electronic devices, which are 100% reinsured under a significant third-party warranty captive program. The third-party captives that participate in this program are affiliated with the non-insurance company policyholders, therefore this program provides a means for the policyholders to self-insure the risk. The Company receives and retains a ceding commission.
Insurance claims and policyholders' benefits reported on the Consolidated Statements of Operations are net of estimated reinsurance recoveries of     $2,894 million, $3,450 million and $2,772 million for the years ended December 31, 2025, 2024 and 2023, including $1,277 million, $1,730 million and $1,512 million, respectively, related to the significant third-party captive program discussed above.
Long-term care premiums are from long-duration contracts; property and casualty premiums are from short-duration contracts.

Note I. Debt
Debt is composed of the following long-term obligations.

December 31
(In millions)	2025	2024
Long-term debt:
Senior notes of CNAF:
4.500%, face amount of $500, due March 1, 2026	$—	$500
3.450%, face amount of $500, due August 15, 2027	499	498
3.900%, face amount of $500, due May 1, 2029	498	498
2.050%, face amount of $500, due August 15, 2030	497	497
5.500%, face amount of $500, due June 15, 2033	492	491
5.125%, face amount of $500, due February 15, 2034	491	489
5.200%, face amount of $500, due August 15, 2035	494	—
Total debt	$2,971	$2,973
CCC is a member of the Federal Home Loan Bank of Chicago (FHLBC). FHLBC membership provides participants with access to additional sources of liquidity through various programs and services. As a requirement of membership in the FHLBC, CCC held $5 million of FHLBC stock as of December 31, 2025 giving it immediate access to approximately $108 million of additional liquidity. As of December 31, 2025 and 2024, CCC had no outstanding borrowings from the FHLBC.
During 2023, the Company amended and restated its existing credit agreement with a syndicate of banks. The agreement provides a five-year $250 million senior unsecured revolving credit facility which is intended to be used for general corporate purposes. At the Company's election, the commitments under the agreement may be increased from time to time up to an additional aggregate amount of $100 million, and two one-year extensions are available prior to any anniversary of the closing date, each subject to applicable consents. Under the agreement, the Company is required to pay a facility fee which would adjust in the event of a change in the Company's ratio of consolidated indebtedness to consolidated total capitalization, calculated in accordance with the agreement. The agreement includes several covenants, including maintenance of a minimum consolidated net worth and a specified ratio of consolidated indebtedness to consolidated total capitalization. The minimum consolidated net worth, as defined, at December 31, 2025, was $8.7 billion.  The calculation of minimum consolidated net worth excludes AOCI. As of December 31, 2025 and 2024, the Company had no outstanding borrowings under the credit agreement.
The Company's debt obligations contain customary covenants for investment grade issuers. The Company was in compliance with all covenants as of and for the years ended December 31, 2025 and 2024.
The combined aggregate maturities for debt as of December 31, 2025 are presented in the following table.

(In millions)
2026	$—
2027	500
2028	—
2029	500
2030	500
Thereafter	1,500
Less: discount	(29)
Total	$2,971

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
Effective December 31, 2025, the Company amended the CNA Health and Group Benefits Program to discontinue postretirement health care benefits that had been provided to eligible retired employees, their covered dependents and their beneficiaries through the program. These postretirement benefits had already largely been eliminated for active employees.

The following table presents a reconciliation of benefit obligations and plan assets.

	Pension Benefits		Postretirement Benefits
(In millions)	2025	2024	2025	2024
Benefit obligation as of January 1	$681	$1,807	$4	$5
Changes in benefit obligation:
Interest cost	36	87	—	—
Participants' contributions	—	—	1	1
Actuarial (gain) loss	8	(24)	1	—
Benefits paid	(51)	(144)	(2)	(2)
Foreign currency translation and other	4	(1)	—	—
Plan amendments	—	—	(2)	—
Effect of pension settlement transactions	5	(1,044)	—	—
Benefit obligation as of December 31	683	681	2	4
Fair value of plan assets as of January 1	915	1,984	—	—
Change in plan assets:
Actual return on plan assets	84	115	—	—
Company contributions	5	5	1	1
Participants' contributions	—	—	1	1
Benefits paid	(51)	(144)	(2)	(2)
Foreign currency translation and other	6	(1)	—	—
Effect of pension settlement transactions	4	(1,044)	—	—
Fair value of plan assets as of December 31	963	915	—	—
Funded status	$280	$234	$(2)	$(4)
Amounts recognized on the Consolidated Balance Sheets as of December 31:
Other assets	$318	$275	$—	$—
Other liabilities	(38)	(41)	(2)	(4)
Net amount recognized	$280	$234	$(2)	$(4)
Amounts recognized in Accumulated other comprehensive income, not yet recognized in net periodic cost (benefit):
Net actuarial (gain) loss	$208	$236	$(1)	$2
Net amount recognized	$208	$236	$(1)	$2
The accumulated benefit obligation for all defined benefit pension plans was $683 million and $681 million as of December 31, 2025 and 2024. Changes for the year ended December 31, 2025 include an actuarial loss of $8 million primarily driven by changes in the discount rate used to determine the defined benefit pension obligations. Changes for the year ended December 31, 2024 include the impact of pension settlement transactions discussed above and an actuarial gain of $24 million primarily driven by changes in the discount rate used to determine the defined benefit pension obligations.
For pension plans with a benefit obligation in excess of plan assets, the benefit obligation was $38 million and $41 million and the aggregate plan assets were $0 at December 31, 2025 and 2024.

The components of net periodic pension cost (benefit) are presented in the following table.

Years ended December 31
(In millions)	2025	2024	2023
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$36	$87	$98
Expected return on plan assets	(54)	(116)	(119)
Amortization of net actuarial loss (gain)	7	29	33
Pension settlement transaction loss	—	371	—
Total net periodic pension cost (benefit)	$(11)	$371	$12
The following table indicates the line items in which the non-service cost (benefit) is presented in the Consolidated Statements of Operations.

Years ended December 31
(In millions)	2025	2024	2023
Non-Service Cost (benefit):
Insurance claims and policyholder's benefits	$(3)	$—	$3
Other operating expenses	(8)	371	9
Total net periodic pension cost (benefit)	$(11)	$371	$12
The amounts recognized in Other comprehensive income are presented in the following table.

Years ended December 31
(In millions)	2025	2024	2023
Pension and postretirement benefits
Amounts arising during the period	$22	$22	$50
Postretirement termination loss	3	—	—
Pension settlement transaction loss	—	371	—
Reclassification adjustment relating to prior service credit	(2)	—	—
Reclassification adjustment relating to actuarial loss	8	30	34
Total increase (decrease) in Other comprehensive income	$31	$423	$84

Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine benefit obligations are presented in the following table. The interest crediting rate is the weighted average interest rate applied to the individual pension balances for employees who elected to cease accruals effective December 31, 1999.

December 31	2025	2024
Pension benefits
Discount rate	5.200%	5.500%
Interest crediting rate	4.500	4.500
Postretirement benefits
Discount rate	5.100%	5.400%
Actuarial assumptions used for the CNA Retirement Plan and CNA Health and Group Benefits Program to determine net cost or benefit are presented in the following table.

Years ended December 31	2025	2024	2023
Pension benefits
Discount rate	5.500%	5.100%	5.350%
Expected long-term rate of return	6.250	6.250	6.250
Interest crediting rate	4.500	4.500	3.500
Postretirement benefits
Discount rate	5.400%	5.100%	5.250%
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
The CNA Health and Group Benefits Program has limited its share of the health care trend rate to a cost-of-living adjustment of 4% per year. For all participants, the employer subsidy on health care costs will not increase by more than 4% per year. As a result, the assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for the CNA Health and Group Benefits Program was 4% per year in 2025, 2024 and 2023.
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
As of December 31, 2025, the Plan had committed approximately $85 million to future capital calls from various third-party limited partnership investments in exchange for an ownership interest in the related partnerships. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Pension plan assets measured at fair value on a recurring basis are presented in the following tables.

December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$473	$4	$477
States, municipalities and political subdivisions	—	11	—	11
Asset-backed	—	103	8	111
Total fixed maturity securities	—	587	12	599
Equity securities	—	36	—	36
Short-term investments	33	—	—	33
Other assets	—	7	—	7
Cash	2	—	—	2
Total assets measured at fair value	$35	$630	$12	677
Total limited partnerships measured at net asset value (1)				286
Total				$963

December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities:
Corporate bonds and other	$—	$408	$5	$413
States, municipalities and political subdivisions	—	6	—	6
Asset-backed	—	113	8	121
Total fixed maturity securities	—	527	13	540
Equity securities	8	15	—	23
Short-term investments	47	—	—	47
Other assets	—	6	—	6
Cash	2	—	—	2
Total assets measured at fair value	$57	$548	$13	618
Total limited partnerships measured at net asset value (1)				297
Total				$915
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Plan's Statement of Financial Position.
The limited partnership investments held within the plan are recorded at fair value, which represents the plan's share of net asset value of each partnership, as determined by each limited partnership's general partner. Limited partnerships comprising more than 99% of the carrying value as of December 31, 2025 and 2024 were invested in private debt and equity. Limited partnerships comprising less than 1% of the carrying value as of December 31, 2025 and 2024 employ hedge fund strategies. Private debt and equity funds cover a broad range of investment strategies including buyout, private credit, growth capital and distressed investing. Hedge fund strategies include both long and short positions in fixed income, equity and derivative investments.
For a discussion of the fair value levels and the valuation methodologies used to measure fixed maturity securities, equities, derivatives and short-term investments, see Note C to the Consolidated Financial Statements.

The table below presents the estimated future minimum benefit payments to participants as of December 31, 2025.

(In millions)	Pension Benefits
2026	$58
2027	58
2028	58
2029	58
2030	57
2031-2035	258
In 2026, CNA expects to contribute $5 million to its pension plans.
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
Benefit expense for the Company's savings plans was $95 million, $88 million and $82 million for the years ended December 31, 2025, 2024 and 2023.

Note K. Stock-Based Compensation
The CNAF Incentive Compensation Plan (the Plan) authorizes the grant of stock-based compensation to certain management personnel for up to 16 million shares of CNAF common stock. The Plan provides for awards of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units (RSUs), performance-based RSUs and performance share units. Grants to employees are not designed to be spring-loaded. The number of remaining shares available for the granting of stock-based compensation under the Plan as of December 31, 2025 was approximately 2.0 million.
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
The Company recorded stock-based compensation expense related to the Plan of $41 million, $42 million and $38 million for the years ended December 31, 2025, 2024 and 2023. The related income tax benefit recognized was $9 million, $9 million and $8 million for the years ended December 31, 2025, 2024 and 2023. The compensation cost not yet recognized was $46 million, and the weighted average period over which it is expected to be recognized is 1.8 years as of December 31, 2025.
The total fair value of RSUs and performance share units that vested during the years ended December 31, 2025, 2024 and 2023 was $45 million, $33 million and $34 million, respectively.
The weighted average grant date fair value for RSUs and performance share units granted during the years ended December 31, 2025, 2024 and 2023 was $48.52, $44.28 and $37.06, respectively.
The following table presents activity for non-vested RSUs and performance share units under the Plan in 2025.

	Number of Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2025	2,708,789	$42.26
Awards granted	1,079,668	48.52
Awards vested	(971,657)	45.34
Awards forfeited, canceled or expired	(279,084)	43.02
Performance-based adjustment	32,095	48.52
Balance as of December 31, 2025	2,569,811	43.72

Note L. Leases
Total lease expense was $46 million, $49 million and $55 million for the years ended December 31, 2025, 2024 and 2023. Total lease expense includes operating lease expense of $29 million, $29 million and $34 million and variable lease expense of $17 million, $20 million and $21 million for the years ended December 31, 2025, 2024 and 2023. Cash paid for amounts included in operating lease liabilities was $33 million, $55 million and $38 million for the years ended December 31, 2025, 2024 and 2023. Operating lease ROU assets obtained in exchange for lease obligations was $12 million, $54 million and $28 million for the years ended December 31, 2025, 2024 and 2023.
The following table presents operating lease ROU assets and lease liabilities.

(In millions)	December 31, 2025	December 31, 2024
Operating lease ROU assets	$148	$158
Operating lease liabilities	218	239
The following table presents the maturities of operating lease liabilities.

(In millions)	December 31, 2025
2026	$34
2027	35
2028	31
2029	31
2030	26
Thereafter	104
Total lease payments	261
Less: Discount	(43)
Total operating lease liabilities	$218
The following table presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease ROU assets.

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	8.6 years	8.8 years
Weighted average discount rate	4.0%	3.9%

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
Common Stock Repurchases
The Company's Board of Directors has approved an authorization to purchase, in the open market or through privately negotiated transactions, our outstanding common stock, as our management deems appropriate. The Company repurchased 700,000 and 450,000 shares of CNAF common stock at an aggregate cost of $34 million and $20 million during the years ended December 31, 2025 and 2024.
Stock-Based Compensation
The Company issued 527,066 and 413,224 shares of CNAF common stock to settle employee stock-based compensation awards under the CNAF Incentive Compensation Plan during the years ended December 31, 2025 and 2024.
Accumulated Other Comprehensive Income (Loss)
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2025	$(13)	$(1,876)	$(191)	$353	$(264)	$(1,991)
Other comprehensive income (loss) before reclassifications	(22)	842	17	(161)	143	819
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $5, $12, $1, $—, $— and $18	(20)	(46)	(8)	—	—	(74)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(238), $(6), $43, $— and $(201)	(2)	888	25	(161)	143	893
Balance as of December 31, 2025	$(15)	$(988)	$(166)	$192	$(121)	$(1,098)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2024	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)
Other comprehensive income (loss) before reclassifications	(34)	(310)	17	712	(101)	284
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $9, $13, $84, $—, $— and $106	(33)	(47)	(317)	—	—	(397)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $68, $(89), $(189), $— and $(210)	(1)	(263)	334	712	(101)	681
Balance as of December 31, 2024	$(13)	$(1,876)	$(191)	$353	$(264)	$(1,991)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2023	$(7)	$(2,738)	$(591)	$(41)	$(221)	$(3,598)
Other comprehensive income (loss) before reclassifications	(24)	1,072	39	(318)	58	827
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $5, $14, $7, $—, $— and $26	(19)	(53)	(27)	—	—	(99)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(304), $(17), $85, $— and $(235)	(5)	1,125	66	(318)	58	926
Balance as of December 31, 2023	$(12)	$(1,613)	$(525)	$(359)	$(163)	$(2,672)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits
Statutory Accounting Practices
CNAF's insurance subsidiaries are domiciled in various jurisdictions. These subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions' insurance regulators. Domestic prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners (NAIC) as well as state laws, regulations and general administrative rules. These statutory accounting principles vary in certain respects from GAAP. In converting from statutory accounting principles to GAAP, the more significant adjustments include deferral of policy acquisition costs and the inclusion of net unrealized holding gains or losses in stockholders' equity relating to certain fixed maturity securities.
The Company has a prescribed practice as it relates to the accounting under Statement of Statutory Accounting Principles No. 62, Property and Casualty Reinsurance, paragraphs 87 and 88 in conjunction with the 2010 LPT with NICO which is further discussed in Note E to the Consolidated Financial Statements. The prescribed practice allows the Company to aggregate all third-party A&EP reinsurance balances administered by NICO in Schedule F and to utilize the LPT as collateral for the underlying third-party reinsurance balances for purposes of calculating the statutory reinsurance penalty.

This prescribed practice increased statutory capital and surplus by $45 million and $55 million at December 31, 2025 and 2024.
The payment of dividends by CNAF's insurance subsidiaries without prior approval of the insurance department of each subsidiary's domiciliary jurisdiction is generally limited by formula. Dividends in excess of these amounts are subject to prior approval by the respective insurance regulator.
Dividends from CCC are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance (the Department), are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as the timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of December 31, 2025, CCC is in a positive earned surplus position. The maximum allowable dividend CCC could pay during 2026 that would not be subject to the Department's prior approval is $1,266 million, less dividends paid during the preceding twelve months measured at that point in time. CCC paid dividends of $1,115 million in 2025. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
Combined statutory capital and surplus and statutory net income (loss) for the Combined Continental Casualty Companies are presented in the table below, determined in accordance with accounting practices prescribed or permitted by insurance and/or other regulatory authorities.

	Statutory Capital and Surplus			Statutory Net Income (Loss)
	December 31			Years ended December 31
(In millions)	2025(1)		2024	2025(1)	2024(2)	2023
Combined Continental Casualty Companies	$11,578	1	$11,165	$1,258	$713	$1,172
(1) Information derived from the statutory-basis financial statements to be filed with insurance regulators.
(2) Includes a $293 million after-tax loss from pension settlement transactions. Pension settlement transactions are further discussed in Note J to the Consolidated Financial Statements included under Item 8.
CNAF's domestic insurance subsidiaries are subject to risk-based capital (RBC) requirements. RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The formula for determining the amount of RBC specifies various factors, weighted based on the perceived degree of risk, which are applied to certain financial balances and financial activity. The adequacy of a company's actual capital is evaluated by a comparison to the RBC results, as determined by the formula. Companies below minimum RBC requirements are classified within certain levels, each of which requires specified corrective action.
The statutory capital and surplus presented above for CCC as of December 31, 2025 and 2024 was significantly above the level at which any RBC regulatory action would occur. The statutory capital and surplus of the Company's foreign insurance subsidiaries, which is not significant to the overall statutory capital and surplus, also met or exceeded their respective regulatory and other capital requirements.

Note N. Business Segments
The Company's property and casualty commercial insurance operations are managed and reported in three business segments: Specialty, Commercial and International. These three segments are collectively referred to as Property & Casualty Operations. Specialty provides management and professional liability and other property and casualty coverages, products and services using a network of retail and wholesale brokers, independent agencies and managing general underwriters. Commercial works with a network of retail and wholesale brokers and independent agents to market a broad range of property and casualty insurance products to all types of insureds targeting small business, construction, middle market and other commercial customers. The International segment underwrites property and casualty coverages on a global basis through a branch operation in Canada, a European business consisting of insurance companies based in the U.K. and Luxembourg and Hardy, the Company's Lloyd's syndicate.
The Company's operations outside of Property & Casualty Operations are managed and reported in two segments: Life & Group and Corporate & Other. Life & Group primarily includes the results of the long-term care business that is in run-off. Corporate & Other primarily includes certain corporate expenses, including interest on corporate debt, and the results of certain property and casualty business in run-off, including, A&EP, a legacy portfolio of EWC policies and certain legacy mass tort reserves.
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
Approximately 9%, 10% and 11% of the Company's direct written premiums were derived from outside the United States for the years ended December 31, 2025, 2024 and 2023.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Year ended December 31, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,515	$5,821	$1,347	$419	$—	$(1)	$11,101
Operating revenues
Net earned premiums	$3,472	$5,695	$1,311	$423	$—	$(1)	$10,900
Net investment income	650	775	156	914	62	—	2,557
Non-insurance warranty revenue	1,577	—	—	—	—	—	1,577
Other revenues	2	32	—	—	12	(10)	36
Total operating revenues	5,701	6,502	1,467	1,337	74	(11)	15,070
Claims, benefits and expenses
Net incurred claims and benefits	2,134	3,867	765	1,291	201	—	8,258
Policyholders’ dividends	9	27	—	—	—	—	36
Amortization of deferred acquisition costs	785	853	260	—	—	—	1,898
Non-insurance warranty expense	1,526	—	—	—	—	—	1,526
Insurance related administrative expenses	380	676	171	121	2	(1)	1,349
Interest expense	—	—	—	—	135	—	135
Other segment items (1)	57	44	(13)	3	86	(10)	167
Total claims, benefits and expenses	4,891	5,467	1,183	1,415	424	(11)	13,369

Income tax (expense) benefit on core income (loss)	(173)	(215)	(77)	34	72	—	(359)

Core income (loss)	$637	$820	$207	$(44)	$(278)	$—	$1,342
Net investment gains (losses)							(81)
Income tax (expense) benefit on net investment gains (losses)							17
Net investment gains (losses), after tax							(64)
Net income (loss)							$1,278
(1) Other segment items for the Company's property and casualty commercial insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other segment items for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

December 31, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,716	$1,762	$577	$56	$2,297	$—	$6,408
Insurance receivables	1,008	2,315	438	2	1	—	3,764
Deferred acquisition costs	447	391	148	—	—	—	986
Goodwill	117	—	31	—	—	—	148
Deferred non-insurance warranty acquisition expense	3,220	—	—	—	—	—	3,220
Insurance reserves
Claim and claim adjustment expenses	7,784	12,249	3,376	591	2,599	—	26,599
Unearned premiums	3,317	3,411	819	88	—	—	7,635
Future policy benefits	—	—	—	13,448	—	—	13,448
Deferred non-insurance warranty revenue	4,138	—	—	—	—	—	4,138

Year ended December 31, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Net written premiums	$3,445	$5,469	$1,262	$430	$—	$(1)	$10,605
Operating revenues
Net earned premiums	$3,361	$5,158	$1,256	$437	$—	$(1)	$10,211
Net investment income	626	733	131	940	67	—	2,497
Non-insurance warranty revenue	1,609	—	—	—	—	—	1,609
Other revenues	2	29	—	—	13	(10)	34
Total operating revenues	5,598	5,920	1,387	1,377	80	(11)	14,351
Claims, benefits and expenses
Net incurred claims and benefits	2,001	3,525	764	1,308	106	—	7,704
Policyholders’ dividends	9	25	—	—	—	—	34
Amortization of deferred acquisition costs	740	824	234	—	—	—	1,798
Non-insurance warranty expense	1,547	—	—	—	—	—	1,547
Insurance related administrative expenses	362	613	182	119	—	(1)	1,275
Interest expense	—	—	—	—	133	—	133
Other segment items (1)	55	43	10	2	97	(10)	197
Total claims, benefits and expenses (2)	4,714	5,030	1,190	1,429	336	(11)	12,688

Income tax (expense) benefit on core income (loss)	(190)	(188)	(44)	29	46	—	(347)

Core income (loss)	$694	$702	$153	$(23)	$(210)	$—	$1,316
Net investment gains (losses)							(81)
Income tax (expense) benefit on net investment gains (losses)							17
Net investment gains (losses), after tax							(64)
Pension settlement transaction gains (losses)							(371)
Income tax (expense) benefit on pension settlement transaction gains (losses)							78
Pension settlement transaction gains (losses), after tax							(293)
Net income (loss)							$959
(1) Other segment items for the Company's property and casualty commercial insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other segment items for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.
(2) Excludes the impact of pension settlement transaction gains (losses). See Note J to the Consolidated Financial Statements for additional information.

December 31, 2024	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,405	$1,710	$539	$82	$2,336	$—	$6,072
Insurance receivables	1,062	2,219	410	4	2	—	3,697
Deferred acquisition costs	427	405	127	—	—	—	959
Goodwill	117	—	28	—	—	—	145
Deferred non-insurance warranty acquisition expense	3,525	—	—	—	—	—	3,525
Insurance reserves
Claim and claim adjustment expenses	7,426	11,336	2,920	622	2,672	—	24,976
Unearned premiums	3,275	3,252	727	92	—	—	7,346
Future policy benefits	—	—	—	13,158	—	—	13,158
Deferred non-insurance warranty revenue	4,530	—	—	—	—	—	4,530

Year ended December 31, 2023	Specialty	Commercial		Life & Group	Corporate & Other
(In millions)			International			Eliminations	Total
Net written premiums	$3,329	$4,880	$1,237	$447	$—	$(1)	$9,892
Operating revenues
Net earned premiums	$3,307	$4,547	$1,176	$451	$—	$(1)	$9,480
Net investment income	558	645	103	896	62	—	2,264
Non-insurance warranty revenue	1,624	—	—	—	—	—	1,624
Other revenues	1	29	—	(1)	11	(10)	30
Total operating revenues	5,490	5,221	1,279	1,346	73	(11)	13,398
Claims, benefits and expenses
Net incurred claims and benefits	1,923	2,995	722	1,317	82	—	7,039
Policyholders’ dividends	8	21	—	—	—	—	29
Amortization of deferred acquisition costs	686	729	229	—	—	—	1,644
Non-insurance warranty expense	1,544	—	—	—	—	—	1,544
Insurance related administrative expenses	373	620	139	118	2	(1)	1,251
Interest expense	1	—	—	—	126	—	127
Other segment items (1)	52	30	(4)	1	78	(10)	147
Total claims, benefits and expenses	4,587	4,395	1,086	1,436	288	(11)	11,781

Income tax (expense) benefit on core income (loss)	(195)	(174)	(48)	42	42	—	(333)

Core income (loss)	$708	$652	$145	$(48)	$(173)	$—	$1,284
Net investment gains (losses)							(99)
Income tax (expense) benefit on net investment gains (losses)							20
Net investment gains (losses), after tax							(79)
Net income (loss)							$1,205
(1) Other segment items for the Company's property and casualty commercial insurance segments reflects expenses not directly related to the Company's insurance operations, including certain expenses related to the Company's non-insurance warranty business within Specialty, claims services offerings within Commercial and foreign currency transaction gains and losses within International. Other segment items for the Corporate & Other segment reflects certain corporate expenses not attributable to the Company's ongoing property and casualty insurance operations.

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

Years ended December 31
(In millions)	2025	2024	2023
Specialty
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$2,097	$2,010	$1,937
Catastrophe losses	—	—	—
(Favorable) unfavorable development (1)	37	(9)	(14)
Commercial
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$3,605	$3,217	$2,801
Catastrophe losses	217	318	207
(Favorable) unfavorable development (1)	39	(16)	(22)
International
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$767	$730	$680
Catastrophe losses	23	40	29
(Favorable) unfavorable development (1)	(25)	(6)	13
(1) (Favorable) unfavorable development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.
The following table presents operating revenues by line of business for each reportable segment.

Years ended December 31
(In millions)	2025	2024	2023
Specialty
Management & Professional Liability	$3,102	$2,998	$2,931
Surety	835	785	731
Warranty & Alternative Risks	1,764	1,815	1,828
Specialty revenues	5,701	5,598	5,490
Commercial
Middle Market	1,925	1,775	1,696
Construction	2,088	1,991	1,678
Small Business	639	637	631
Other Commercial	1,850	1,517	1,216
Commercial revenues	6,502	5,920	5,221
International
Canada	422	401	383
Europe	627	593	532
Hardy	418	393	364
International revenues	1,467	1,387	1,279
Life & Group revenues	1,337	1,377	1,346
Corporate & Other revenues	74	80	73
Eliminations	(11)	(11)	(11)
Total operating revenues	15,070	14,351	13,398
Net investment gains (losses)	(81)	(81)	(99)
Total revenues	$14,989	$14,270	$13,299

Note O. Related Party Transactions
The Company reimburses Loews for, or pays directly, fees and expenses of investment facilities and services provided to the Company. Additionally, the Company provides investment-related processing services to Loews and charges Loews for these services. The net amounts incurred by the Company for these fees, expenses and services were $64 million, $60 million and $55 million for the years ended December 31, 2025, 2024 and 2023. Net amounts due to Loews related to these services, included in Other liabilities and payable in the first quarter of the subsequent year, were $33 million and $30 million as of December 31, 2025 and 2024. In addition, the Company reimbursed Loews for general corporate services and related travel expenses of $1 million for the years ended December 31, 2025 and 2024. The CNA Tax Group is included in the consolidated federal income tax return of Loews and its eligible subsidiaries. The related payables due to Loews, included in Other liabilities, were $20 million and $17 million for the years ended December 31, 2025 and 2024. For a detailed description of the income tax agreement with Loews see Note D to the Consolidated Financial Statements.
In 2024, the Company invested in a commercial mortgage-backed securitization whose underlying mortgage loan is an obligation of an affiliate of Loews that matures in September of 2034. The Company purchased $50 million of par at issuance across three separate investment grade tranches of the $305 million securitization. The Company's position in this commercial mortgage-backed securitization is included in the Fixed maturity securities at fair value line on the Consolidated Balance Sheets and was $51 million and $50 million as of December 31, 2025 and 2024. The Company recognized $3 million and $1 million of income in Net investment income related to this investment during the years ended December 31, 2025 and 2024.
The Company writes, at standard rates, a limited amount of insurance for Loews and its subsidiaries. The earned premiums for each of the years ended December 31, 2025, 2024 and 2023 were $3 million, $2 million, and $2 million.

Note P. Non-Insurance Revenues from Contracts with Customers
Non-Insurance revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs over time as obligations are fulfilled. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.
Deferred Non-Insurance Warranty Revenue
The Company had deferred non-insurance warranty revenue balances of $4.1 billion and $4.5 billion reported in Deferred non-insurance warranty revenue as of December 31, 2025 and 2024. The decrease in the deferred revenue balance for the year ended December 31, 2025 was primarily driven by recognized revenue from prior periods outpacing new growth in the business. For the year ended December 31, 2025, the Company recognized $1.4 billion of revenues that were included in the deferred revenue balance as of January 1, 2025. For the year ended December 31, 2024, the Company recognized $1.4 billion of revenues that were included in the deferred revenue balance as of January 1, 2024. For the years ended December 31, 2025 and 2024, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.3 billion of the deferred revenue in 2026, $1.0 billion in 2027, $0.7 billion in 2028 and $1.1 billion thereafter.
Cost to Obtain and Fulfill Non-Insurance Warranty Contracts with Customers
For the years ended December 31, 2025 and 2024, capitalized commission costs were $3.2 billion and $3.5 billion and capitalized administrator service costs were $61 million and $68 million. For the years ended December 31, 2025 and 2024, the amount of amortization of capitalized costs was $1.2 billion and there were no impairment losses related to the costs capitalized. There were no adjustments to deferred costs recorded for the years ended December 31, 2025 and 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CNA Financial Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNA Financial Corporation (an affiliate of Loews Corporation) and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter Description
The estimation of property and casualty claim and claim adjustment expense reserves (“P&C claim and claim adjustment expense reserves”), including those claims that are incurred but not reported, requires significant judgment. Estimating P&C claim and claim adjustment expense reserves is subject to a high degree of variability as it involves complex estimates that are generally derived using a variety of actuarial estimation techniques and numerous assumptions and expectations about future events, many of which are highly uncertain. Modest changes in judgments and assumptions can materially impact the valuation of these liabilities, particularly for claims with longer-tailed exposures such as workers’ compensation, general liability and professional liability claims and certain shorter-tailed exposures.
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
Future policy benefit reserves - Long-Term Care - Refer to Notes A and F to the consolidated financial statements.
Critical Audit Matter Description
The estimation of long-term care future policy benefit reserves (“LTC future policy benefit reserves”) requires significant judgment in the selection of key assumptions, including the morbidity, specifically incidence, assumption. Estimating future experience for long term care policies is subject to significant estimation risk as the required projection period spans several decades. Morbidity experience can be volatile and modest changes in this assumption can materially impact the valuation of these liabilities.
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
•We tested the underlying data that served as the basis for the actuarial analyses to test that the inputs to the actuarial estimates were accurate and complete.
•With the assistance of our actuarial specialists:
◦We independently recalculated cohort level LTC future policy benefit reserves and compared our estimates to the recorded reserves.
◦We evaluated the judgments made by management in setting assumptions, including comparing those assumptions to the Company’s historical experience used as the basis for setting those assumptions.
◦For a sample of policies, we evaluated management’s estimate of future cash flows. This included evaluating that assumptions were applied as intended.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 10, 2026
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
CNAF management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, it has used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on those criteria and our assessment we believe that, as of December 31, 2025, the Company's internal control over financial reporting was effective.
CNAF's independent registered public accountant, Deloitte & Touche LLP, has issued an audit report on the Company's internal control over financial reporting. This report appears on page 136.

CNA Financial Corporation
Chicago, Illinois
February 10, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2025, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the implementing rules of the Securities and Exchange Commission, the Company included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2025. Management's report and the independent registered public accounting firm's report are included in Part II, Item 8 under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Executive Officers

NAME	POSITION AND OFFICES HELD WITH REGISTRANT	AGE	FIRST BECAME EXECUTIVE OFFICER OF CNA	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
Douglas M. Worman (1)	President and Chief Executive Officer	58	2017	Chief Executive Officer of CNA Financial Corporation since January 2025. Executive Vice President & Global Head of Underwriting of the CNA Insurance Companies from March 2017 through December 2024.
Scott R. Lindquist	Executive Vice President & Chief Financial Officer	62	2022	Executive Vice President & Chief Financial Officer of CNA Financial Corporation since February 2022. Executive Vice President of CNA Financial Corporation from January 2022 to February 2022. Retired from September 2021 to January 2022. Senior Advisor to the Chief Executive Officer of Farmers Group, Inc. from April 2021 through September 2021. Chief Financial Officer of Farmers Group, Inc. from February 2008 through April 2021.
Elizabeth A. Aguinaga	Executive Vice President & Chief Human Resources Officer	48	2018	Executive Vice President & Chief Human Resources Officer of the CNA Insurance Companies since February 2018.
Daniel P. Franzetti	Executive Vice President & Chief Administrative Officer	59	2020	Executive Vice President & Chief Administrative Officer of the CNA Insurance Companies since June 2023. Executive Vice President, Worldwide Claims of the CNA Insurance Companies from April 2020 to June 2023.
Robert J. Hopper	Executive Vice President & Chief Actuary	59	2020	Executive Vice President & Chief Actuary of the CNA Insurance Companies since August 2020.
Mark James	Executive Vice President, Chief Risk & Reinsurance Officer	61	2022	Executive Vice President, Chief Risk & Reinsurance Officer of the CNA Insurance Companies since July 2022. Senior Vice President, Global Chief Risk and Reinsurance Officer of the CNA Insurance Companies from October 2019 through July 2022.
Jeffrey Neuenschwander	Senior Vice President & General Counsel	58	2025	Senior Vice President & General Counsel of the CNA Insurance Companies since August 2025. Senior Vice President, Corporate Litigation of the CNA Insurance Companies from October 2007 through August 2025.
Jane Possell	Executive Vice President & Chief Information Officer, Analytics, Operations	53	2023	Executive Vice President & Chief Information Officer, Analytics, Operations of the CNA Insurance Companies since January 2023. Senior Vice President & Chief Information Officer of the CNA Insurance Companies from September 2019 to January 2023.
Jalil Rehman	President & Chief Executive Officer, U.K. & Europe	61	2020	President & Chief Executive Officer, U.K. & Europe of the CNA Insurance Companies since September 2020.
(1) As of January 1, 2026, Douglas M. Worman succeeded Dino E. Robusto as Chairman of the Board of the Company.
Officers are elected annually and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors.
The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company's securities by the Company’s directors, officer and employees, as well as by the Company itself. The Company believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. The Company’s insider trading policy was filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Additional information required in Part III, Item 10 is incorporated by reference to the sections "Corporate Governance-Director Nominees' Biographical Information and Business Experience", "Corporate Governance-Audit Committee" and "Corporate Governance-Code of Business Conduct and Ethics" of the definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION
Information required in Part III, Item 11 is incorporated by reference to the sections "Corporate Governance-Director Compensation", "Executive Compensation-Compensation Discussion and Analysis (CD&A)", "Executive Compensation-Compensation Committee Report on Executive Compensation", "Executive Compensation-Compensation of Executive Officers" and "Executive Compensation-2025 Pay Ratio Disclosure" of the definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025. Information disclosed in the proxy statement pursuant to the Item 402(v) of Regulation S-K is expressly not incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan
The table below presents the securities authorized for issuance under equity compensation plans. Performance share units are included at the maximum potential payout percentage.

December 31, 2025	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,699,404	$44.38	2,035,846
Equity compensation plans not approved by security holders	—	—	—
Total	3,699,404	$44.38	2,035,846
Additional information required in Part III, Item 12 is incorporated by reference to the section "Stock Ownership of the Company" of the definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required in Part III, Item 13 is incorporated by reference to the sections "Corporate Governance-Director Independence" and "Corporate Governance-Related Party Transactions" of the definitive proxy statement for the 2026 Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB No. 34).
Information required in Part III, Item 14 is incorporated by reference to the section "Ratification of Deloitte & Touche LLP as Independent Registered Public Accountants for CNA for 2026" of the definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)    FINANCIAL STATEMENTS:
(2)    FINANCIAL STATEMENT SCHEDULES:
(3)    EXHIBITS:

	Description of Exhibit	Exhibit Number
(3)	Articles of incorporation and by-laws:

	Certificate of Incorporation of CNA Financial Corporation, as amended May 6, 1987 (Exhibit 3.1 to Form S-8 filed October 9, 1998 incorporated herein by reference)	3.1

	Certificate of Amendment of Certificate of Incorporation, dated May 14, 1998 (Exhibit 3.1a to 2006 Form 10-K incorporated herein by reference)	3.1.1

	Certificate of Amendment of Certificate of Incorporation, dated May 10, 1999 (Exhibit 3.1 to 1999 Form 10-K incorporated herein by reference)	3.1.2	P

	Certificate of Amendment of Certificate of Incorporation dated, May 1, 2024 (Exhibit 3.1.3 to June 30, 2024 Form 10-Q incorporated herein by reference)	3.1.3

	By-Laws of CNA Financial Corporation, as amended and restated effective October 30, 2024 (Exhibit 3.1 to Form 8-K filed October 30, 2024 incorporated herein by reference)	3.2

(4)	Instruments defining the rights of security holders, including indentures:*

	Registration Rights Agreement, dated August 8, 2006, between CNA Financial Corporation and Loews Corporation (Exhibit 10.1 to August 8, 2006 Form 8-K incorporated herein by reference)	4.1

	Description of Registered Securities (Exhibit 4.2 to 2019 Form 10-K incorporated herein by reference)	4.2

(10)	Material contracts:

	Second Amended and Restated Credit Agreement dated December 6, 2023 among the registrant, Wells Fargo Bank, National Association, J.P. Morgan Chase Bank, N.A., Associated Bank, National Association, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., The Northern Trust Company, and U.S. Bank National Association (Exhibit 10.1 to 2023 Form 10-K incorporated herein by reference)	10.1

	Federal Income Tax Allocation Agreement, dated February 29, 1980 between CNA Financial Corporation and Loews Corporation (Exhibit 10.2 to 1987 Form 10-K incorporated herein by reference)	10.2	P

	Amended and Restated Investment Facilities and Services Agreement, dated July 1, 2025, by and among Loews/CNA Holdings, Inc., CNA Financial Corporation and the Participating Subsidiaries (Exhibit 10.1 to June 30, 2025 Form 10-Q incorporated herein by reference)	10.3

	CNA Financial Corporation Incentive Compensation Plan, as amended and restated, effective as of January 1, 2020 (Exhibit A to Form DEF 14A, filed March 20, 2020)	10.4	+

	CNA Supplemental Executive Retirement Plan, restated as of January 1, 2015 (Exhibit 10.5 to June 30, 2015 Form 10-Q incorporated herein by reference)	10.5	+

	CNA Deferred Compensation and Savings Plan, restated as of January 1, 2022 (Exhibit 10.6 to December 31, 2021 Form 10-K incorporated herein by reference)	10.6	+

	Form of Award Letter to Executive Officers, along with Form of Award Terms, for the Annual Performance Share Plan (Exhibit 10.1 to March 31, 2017 Form 10-Q incorporated herein by reference)	10.7	+

	Employment Agreement, dated June 5, 2024, between CNA Financial Corporation and Dino E. Robusto (Exhibit 10.1 to June 30, 2024 Form 10-Q incorporated herein by reference)	10.8	+

	Employment Agreement, dated June 5, 2024, between CNA Financial Corporate and Douglas M. Worman (Exhibit 10.2 to June 30, 2024 Form 10-Q incorporated herein by reference)	10.9	+

	General Release & Separation Agreement, dated July 3, 2025 between CNA Financial Corporation and Susan A. Stone (Exhibit 10.2 to June 30, 2025 Form 10-Q incorporated herein by reference)	10.10	+

	Master Transaction Agreement, dated July 14, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and, solely for purposes of Sections 5.19 and 7.3(b) thereof, Berkshire Hathaway Inc. (Exhibit 10.1 to Form 8-K filed July 16, 2010 incorporated herein by reference)	10.11

	Administrative Services Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.1 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.12

	Collateral Trust Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited, National Indemnity Company and Wells Fargo Bank, National Association (Exhibit 10.2 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.13

	Loss Portfolio Transfer Reinsurance Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.3 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.14

	Amendment No. 1 to the Master Transaction Agreement, dated August 31, 2010, among Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd., CNA Insurance Company Limited and National Indemnity Company (Exhibit 10.4 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.15

	Parental Guarantee Agreement, dated August 31, 2010, made by Berkshire Hathaway Inc. in favor of Continental Casualty Company, The Continental Insurance Company, Continental Reinsurance Corporation International, Ltd. and CNA Insurance Company Limited (Exhibit 10.5 to Form 8-K filed September 1, 2010 incorporated herein by reference)	10.16

	Master Transaction Agreement, dated as of December 30, 2020, by and between Continental Casualty Company and Cavello Bay Reinsurance Limited (including the forms of the Reinsurance Agreement and Trust Agreement) (Exhibit 10.1 to Form 8-K filed December 31, 2020 incorporated herein by reference)	10.17

(19)	Insider trading policies and procedures

	CNA Financial Corporation Insider Trading Policy (Exhibit 19.1 to December 31, 2024 Form 10-K incorporated herein by reference)	19.1

(21)	Subsidiaries of the Registrant

	List of subsidiaries of the Registrant	21.1

(23)	Consent of Experts and Counsel

	Consent of Independent Registered Public Accounting Firm	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	Certification of Chief Executive Officer	31.1

	Certification of Chief Financial Officer	31.2

(32)	Section 1350 Certifications
	Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

	Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation

	CNA Financial Corporation Clawback Policy (Exhibit 97.1 to December 31, 2023 Form 10-K incorporated herein by reference)	97.1

(101)	XBRL - Interactive Data File

	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

	Inline XBRL Taxonomy Extension Schema	101.SCH

	Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

	Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

	Inline XBRL Taxonomy Label Linkbase	101.LAB

	Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1

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
SCHEDULE II. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CNA Financial Corporation
Statements of Operations and Comprehensive Income

Years ended December 31
(In millions)	2025	2024	2023
Revenues
Net investment income	$36	$42	$41
Total revenues	36	42	41
Expenses
Administrative and general	2	2	2
Interest	135	132	126
Total expenses	137	134	128
Loss from operations before income taxes and equity in net income of subsidiaries	(101)	(92)	(87)
Income tax benefit	3	7	4
Loss before equity in net income of subsidiaries	(98)	(85)	(83)
Equity in net income of subsidiaries	1,376	1,044	1,288
Net income	1,278	959	1,205
Equity in other comprehensive income of subsidiaries	893	681	926
Total comprehensive income	$2,171	$1,640	$2,131
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Balance Sheets

December 31
(In millions, except share data)	2025	2024
Assets
Investment in subsidiaries	$13,845	$12,684
Cash	1	1
Short-term investments	796	846
Amounts due from affiliates	3	4
Other assets	1	1
Total assets	$14,646	$13,536
Liabilities
Long-term debt	$2,971	$2,973
Other liabilities	54	50
Total liabilities	3,025	3,023
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,671,747 and 270,844,681 shares outstanding)	683	683
Additional paid-in capital	2,229	2,229
Retained earnings	9,915	9,686
Accumulated other comprehensive loss	(1,098)	(1,991)
Treasury stock (2,368,496 and 2,195,562 shares), at cost	(108)	(94)
Total stockholders' equity	11,621	10,513
Total liabilities and stockholders' equity	$14,646	$13,536
See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

CNA Financial Corporation
Statements of Cash Flows

Years ended December 31
(In millions)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$1,278	$959	$1,205
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in net income of subsidiaries	(1,376)	(1,044)	(1,288)
Dividends received from subsidiaries	1,115	995	1,055
Other, net	10	9	2
Net cash flows provided by operating activities	1,027	919	974
Cash Flows from Investing Activities
Change in short-term investments	84	204	(395)
Capital contributions to subsidiaries	(7)	(6)	(3)
Net cash flows provided (used) by investing activities	77	198	(398)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(1,047)	(1,025)	(787)
Proceeds from the issuance of debt	495	490	491
Repayment of debt	(500)	(550)	(243)
Purchase of treasury stock	(34)	(20)	(24)
Other, net	(18)	(12)	(14)
Net cash flows used by financing activities	(1,104)	(1,117)	(577)
Net change in cash	—	—	(1)
Cash, beginning of year	1	1	2
Cash, end of year	$1	$1	$1

See accompanying Notes to Condensed Financial Information as well as the
Consolidated Financial Statements and accompanying Notes.

Notes to Condensed Financial Information
A. Summary of Significant Accounting Policies
Basis of Presentation
The condensed financial information of CNA Financial Corporation (CNAF or the Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. CNAF’s subsidiaries are accounted for using the equity method of accounting. Equity in net income of these subsidiaries is presented on the Condensed Statements of Operations as Equity in net income of subsidiaries. Loews owned approximately 92% of the outstanding common stock of CNAF as of December 31, 2025.

SCHEDULE III. SUPPLEMENTARY INSURANCE INFORMATION
Incorporated herein by reference to Note N to the Consolidated Financial Statements included under Item 8.
SCHEDULE IV. REINSURANCE
Incorporated herein by reference to Note H to the Consolidated Financial Statements included under Item 8.
SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2025
Allowance for uncollectible:
Insurance and reinsurance receivables	$47	$22	$1	$(18)	$52
Allowance for credit losses:
Mortgage loans	$35	$—	$5	$(25)	$15
Fixed maturity securities	$45	$—	$31	$(7)	$69
Year ended December 31, 2024
Allowance for uncollectible:
Insurance and reinsurance receivables	$50	$7	$—	$(10)	$47
Allowance for credit losses:
Mortgage loans	$35	$—	$—	$—	$35
Fixed maturity securities	$16	$—	$43	$(14)	$45
Year ended December 31, 2023
Allowance for uncollectible:
Insurance and reinsurance receivables	$51	$11	$—	$(12)	$50
Allowance for credit losses:
Mortgage loans	$24	$—	$11	$—	$35
Fixed maturity securities	$1	$—	$44	$(29)	$16
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

SCHEDULE VI. SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

As of and for the years ended December 31	Consolidated Property and Casualty Operations
(In millions)	2025	2024	2023
Balance Sheet Data
Deferred acquisition costs	$986	$959	$896
Reserves for unpaid claim and claim adjustment expenses	26,599	24,976	23,304
Discount deducted from claim and claim adjustment expense reserves above (based on interest rates ranging from 3.5% to 6.5%)	583	615	647
Unearned premiums	7,635	7,346	6,933
Statement of Operations Data
Net written premiums	$11,101	$10,605	$9,892
Net earned premiums	10,900	10,211	9,480
Net investment income	2,467	2,396	2,163
Incurred claim and claim adjustment expenses related to current year	6,724	6,330	5,667
Incurred claim and claim adjustment expenses related to prior years	189	42	48
Amortization of deferred acquisition costs	1,898	1,798	1,644
Paid claim and claim adjustment expenses	5,774	5,189	4,601

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: February 10, 2026	By	/s/ Douglas M. Worman
Douglas M. Worman Chief Executive Officer (Principal Executive Officer)

Dated: February 10, 2026	By	/s/ Scott R. Lindquist
Scott R. Lindquist Chief Financial Officer (Principal Financial Officer)

Dated: February 10, 2026	By	/s/ Amy M. Smith
Amy M. Smith Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 10, 2026	By	/s/ Douglas M. Worman
(Douglas M. Worman, Chief Executive Officer and Chairman of the Board of Directors)

Dated: February 10, 2026	By	/s/ Michael A. Bless
(Michael A. Bless, Director)

Dated: February 10, 2026	By	/s/ Jose O. Montemayor
(Jose O. Montemayor, Director)

Dated: February 10, 2026	By	/s/ Don M. Randel
(Don M. Randel, Director)

Dated: February 10, 2026	By	/s/ Andre Rice
(Andre Rice, Director)

Dated: February 10, 2026	By	/s/ Kenneth I. Siegel
(Kenneth I. Siegel, Director)

Dated: February 10, 2026	By	/s/ Andrew H. Tisch
(Andrew H. Tisch, Director)

Dated: February 10, 2026	By	/s/ Benjamin J. Tisch
(Benjamin J. Tisch, Director)

Dated: February 10, 2026	By	/s/ James S. Tisch
(James S. Tisch, Director)

Dated: February 10, 2026	By	/s/ Jane Wang
(Jane Wang, Director)