Form 10-Q
period 2026-03-31
CNA FINANCIAL CORP
filed 2026-05-04
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2026, 270,531,425 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31
(In millions, except per share data)	2026	2025
Revenues
Net earned premiums	$2,701	$2,626
Net investment income	610	604
Net investment losses	(18)	(9)
Non-insurance warranty revenue	374	397
Other revenues	10	9
Total revenues	3,677	3,627
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $19 and $8)	2,175	2,027
Amortization of deferred acquisition costs	476	471
Non-insurance warranty expense	356	385
Other operating expenses	370	363
Interest	33	32
Total claims, benefits and expenses	3,410	3,278
Income before income tax	267	349
Income tax expense	(56)	(75)
Net income	$211	$274

Basic earnings per share	$0.78	$1.01

Diluted earnings per share	$0.78	$1.00

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	271.1	271.3
Diluted	272.3	272.6
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three months ended March 31
(In millions)	2026	2025
Comprehensive (Loss) Income
Net income	$211	$274
Other Comprehensive (Loss) Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(7)	(3)
Net unrealized gains and losses on other investments	(425)	283
Net unrealized gains and losses on investments	(432)	280
Impact of changes in discount rates used to measure long-duration contract liabilities	214	(114)
Foreign currency translation adjustment	(34)	38
Pension and postretirement benefits	1	2
Other comprehensive (loss) income, net of tax	(251)	206
Total comprehensive (loss) income	$(40)	$480
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $45,060 and $44,668, less allowance for credit loss of $75 and $69)	$43,230	$43,402
Equity securities at fair value (cost of $764 and $728)	785	769
Limited partnership investments	2,823	2,772
Other invested assets	110	105
Mortgage loans (less allowance for credit loss of $15 and $15)	1,055	1,079
Short-term investments	1,499	2,320
Total investments	49,502	50,447
Cash	522	425
Reinsurance receivables (less allowance for uncollectible receivables of $32 and $27)	6,387	6,381
Insurance receivables (less allowance for uncollectible receivables of $25 and $25)	3,720	3,739
Accrued investment income	487	480
Deferred acquisition costs	1,008	986
Deferred income taxes	603	575
Property and equipment at cost (less accumulated depreciation of $354 and $346)	287	282
Goodwill	147	148
Deferred non-insurance warranty acquisition expense	3,098	3,220
Other assets	2,798	2,760
Total assets	$68,559	$69,443
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$26,933	$26,599
Unearned premiums	7,646	7,635
Future policy benefits	13,195	13,448
Long-term debt	2,972	2,971
Deferred non-insurance warranty revenue	3,976	4,138
Other liabilities (includes $50 and $54 due to Loews Corporation)	2,980	3,031
Total liabilities	57,702	57,822
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,528,685 and 270,671,747 shares outstanding)	683	683
Additional paid-in capital	2,195	2,229
Retained earnings	9,448	9,915
Accumulated other comprehensive loss	(1,349)	(1,098)
Treasury stock (2,511,558 and 2,368,496 shares), at cost	(120)	(108)
Total stockholders’ equity	10,857	11,621
Total liabilities and stockholders' equity	$68,559	$69,443
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income	$211	$274
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	32	27
Trading portfolio activity	—	(2)
Net investment losses	18	9
Equity method investees	30	1
Net amortization of investments	(57)	(49)
Depreciation and amortization	20	17
Changes in:
Receivables, net	(3)	(221)
Accrued investment income	(8)	(14)
Deferred acquisition costs	(24)	(37)
Insurance reserves	446	656
Other, net	(272)	(23)
Net cash flows provided by operating activities	393	638
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	364	643
Fixed maturity securities - maturities, calls and redemptions	813	814
Equity securities	136	104
Limited partnerships	33	25
Mortgage loans	35	8
Purchases:
Fixed maturity securities	(1,502)	(1,775)
Equity securities	(174)	(124)
Limited partnerships	(83)	(78)
Mortgage loans	(11)	(37)
Change in other investments	(4)	(10)
Change in short-term investments	848	536
Purchases of property and equipment	(13)	(18)
Other, net	2	—
Net cash flows provided by investing activities	444	88
Cash Flows from Financing Activities
Dividends paid to common stockholders	(682)	(673)
Purchase of treasury stock	(36)	(34)
Other, net	(18)	(15)
Net cash flows used by financing activities	(736)	(722)
Effect of foreign exchange rate changes on cash	(4)	7
Net change in cash	97	11
Cash, beginning of year	425	472
Cash, end of period	$522	$483
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Three months ended March 31
(In millions)	2026	2025
Common Stock
Balance, beginning of year	$683	$683
Balance, end of period	683	683
Additional Paid-in Capital
Balance, beginning of year	2,229	2,229
Stock-based compensation	(34)	(25)
Balance, end of period	2,195	2,204
Retained Earnings
Balance, beginning of year	9,915	9,686
Dividends to common stockholders ($2.48 and $2.46 per share)	(678)	(673)
Net income	211	274
Balance, end of period	9,448	9,287
Accumulated Other Comprehensive Loss
Balance, beginning of year	(1,098)	(1,991)
Other comprehensive (loss) income	(251)	206
Balance, end of period	(1,349)	(1,785)
Treasury Stock
Balance, beginning of year	(108)	(94)
Stock-based compensation	24	18
Purchase of treasury stock	(36)	(34)
Balance, end of period	(120)	(110)
Total stockholders' equity	$10,857	$10,279
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of March 31, 2026.
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Intercompany amounts have been eliminated. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, including certain financial statement notes, is not required for interim reporting purposes and has been condensed or omitted. These statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in CNAF's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2025, including the summary of significant accounting policies in Note A. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
The interim financial data as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Pending Adoption
In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The updated accounting guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The updated guidance changes the accounting for internal-use software by eliminating references to sequential project stages. Eligible software development cost capitalization will begin when: (1) management has authorized and committed to funding the software project and (2) it is probable that the software will be completed and used as intended. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The guidance may be applied using a prospective transition method, a retrospective transition method, or a modified prospective transition method. The Company does not currently expect the updated guidance to have a material impact on its financial statements.

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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Three months ended March 31
(In millions, except per share data)	2026	2025
Net income	$211	$274

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	271.1	271.3
Diluted
Weighted average shares outstanding	271.1	271.3
Dilutive effect of stock-based awards under compensation plans	1.2	1.3
Total	272.3	272.6

Earnings per share
Basic	$0.78	$1.01
Diluted	$0.78	$1.00
Excluded from the calculation of diluted earnings per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Three months ended March 31
(In millions)	2026	2025
Fixed maturity securities	$543	$522
Equity securities	(4)	6
Limited partnership investments	55	56
Mortgage loans	17	16
Short-term investments	19	19
Trading portfolio	—	1
Other	4	6
Gross investment income	634	626
Investment expense	(24)	(22)
Net investment income	$610	$604
Net investment income (loss) recognized due to the change in fair value of common stock held as of March 31, 2026 and 2025	$(8)	$(4)
Net investment gains (losses) are presented in the following table.

Three months ended March 31
(In millions)	2026	2025
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$6	$13
Gross losses	(20)	(22)
Net investment gains (losses) on fixed maturity securities	(14)	(9)
Equity securities	(4)	—
Net investment gains (losses)	$(18)	$(9)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of March 31, 2026 and 2025	$(5)	$(2)
The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Three months ended March 31
(In millions)	2026	2025
Fixed maturity securities available-for-sale:
Corporate and other bonds	$8	$7
Asset-backed	3	—
Impairment losses (gains) recognized in earnings	$11	$7
There were no impairment losses recognized on mortgage loans during the three months ended March 31, 2026 or 2025.

The following tables present a summary of fixed maturity securities.

March 31, 2026	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,624	$482	$1,074	$31	$25,001
States, municipalities and political subdivisions	9,110	255	793	—	8,572
Asset-backed:
Residential mortgage-backed	4,035	37	372	—	3,700
Commercial mortgage-backed	1,548	13	81	21	1,459
Other asset-backed	3,722	19	219	23	3,499
Total asset-backed	9,305	69	672	44	8,658
U.S. Treasury and obligations of government-sponsored enterprises	244	1	3	—	242
Foreign government	769	6	26	—	749
Redeemable preferred stock	8	—	—	—	8
Total fixed maturity securities available-for-sale	$45,060	$813	$2,568	$75	$43,230

December 31, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,484	$682	$881	$28	$25,257
States, municipalities and political subdivisions	8,870	303	742	—	8,431
Asset-backed:
Residential mortgage-backed	4,011	50	366	—	3,695
Commercial mortgage-backed	1,566	18	80	21	1,483
Other asset-backed	3,729	28	194	20	3,543
Total asset-backed	9,306	96	640	41	8,721
U.S. Treasury and obligations of government-sponsored enterprises	236	1	3	—	234
Foreign government	764	7	20	—	751
Redeemable preferred stock	8	—	—	—	8
Total fixed maturity securities available-for-sale	$44,668	$1,089	$2,286	$69	$43,402

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
March 31, 2026	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$6,698	$142	$7,903	$932	$14,601	$1,074
States, municipalities and political subdivisions	718	12	3,398	781	4,116	793
Asset-backed:
Residential mortgage-backed	365	5	1,882	367	2,247	372
Commercial mortgage-backed	126	3	825	78	951	81
Other asset-backed	819	13	1,334	206	2,153	219
Total asset-backed	1,310	21	4,041	651	5,351	672
U.S. Treasury and obligations of government-sponsored enterprises	98	2	14	1	112	3
Foreign government	285	5	236	21	521	26
Total	$9,109	$182	$15,592	$2,386	$24,701	$2,568

	Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,776	$56	$8,576	$825	$11,352	$881
States, municipalities and political subdivisions	403	8	3,471	734	3,874	742
Asset-backed:
Residential mortgage-backed	154	1	2,002	365	2,156	366
Commercial mortgage-backed	36	2	887	78	923	80
Other asset-backed	420	9	1,432	185	1,852	194
Total asset-backed	610	12	4,321	628	4,931	640
U.S. Treasury and obligations of government-sponsored enterprises	78	2	18	1	96	3
Foreign government	131	1	260	19	391	20
Total	$3,998	$79	$16,646	$2,207	$20,644	$2,286

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	March 31, 2026		December 31, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,053	$271	$1,980	$267
AAA	1,521	256	1,376	243
AA	4,256	678	3,827	623
A	6,408	513	5,025	440
BBB	9,446	749	7,758	639
Non-investment grade	1,017	101	678	74
Total	$24,701	$2,568	$20,644	$2,286
Based on current facts and circumstances, the Company believes the unrealized losses presented in the March 31, 2026 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of March 31, 2026.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $477 million, $470 million, and $456 million as of March 31, 2026, December 31, 2025, and March 31, 2025 and is excluded from the estimate of expected credit losses and the amortized cost basis in the table included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2026	$28	$41	$69
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	—	3

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	3	3
Balance as of March 31, 2026	$31	$44	$75

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	—	2
Balance as of March 31, 2025	$15	$32	$47

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	March 31, 2026		December 31, 2025
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,403	$1,397	$1,392	$1,389
Due after one year through five years	11,744	11,529	11,318	11,214
Due after five years through ten years	13,249	12,839	13,491	13,238
Due after ten years	18,664	17,465	18,467	17,561
Total	$45,060	$43,230	$44,668	$43,402
Actual maturities may differ from contractual maturities because certain securities may be called or prepaid. Securities not due at a single date are allocated based on weighted average life.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of March 31, 2026, the Company had commitments to purchase or fund approximately $1,770 million and sell approximately $40 million under the terms of these investments.

Mortgage Loans
The following table presents the amortized cost basis of mortgage loans for each credit quality indicator by year of origination. The primary credit quality indicators utilized are debt service coverage ratios (DSCR) and loan-to-value ratios (LTV).

March 31, 2026	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2026	2025	2024	2023	2022	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$38	$—	$33	$—	$219	$290
LTV 55% to 65%	—	37	—	12	26	12	87
LTV greater than 65%	—	—	—	—	—	13	13
DSCR 1.2x - 1.6x
LTV less than 55%	6	—	68	29	4	80	187
LTV 55% to 65%	—	107	33	38	21	28	227
LTV greater than 65%	5	7	—	—	46	—	58
DSCR ≤1.2
LTV less than 55%	—	—	—	22	—	21	43
LTV 55% to 65%	—	37	—	—	45	15	97
LTV greater than 65%	—	—	—	—	22	46	68
Total	$11	$226	$101	$134	$164	$434	$1,070
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of March 31, 2026, accrued interest receivable on mortgage loans totaled $5 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.

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

March 31, 2026				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$246	$24,240	$1,514	$26,000
States, municipalities and political subdivisions	—	8,528	44	8,572
Asset-backed	—	7,703	955	8,658
Total fixed maturity securities	246	40,471	2,513	43,230
Equity securities:
Common stock	235	—	12	247
Non-redeemable preferred stock	34	504	—	538
Total equity securities	269	504	12	785
Short-term and other	1,230	31	—	1,261
Total assets	$1,745	$41,006	$2,525	$45,276

Total liabilities	$—	$—	$—	$—

December 31, 2025				Total Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$238	$24,529	$1,483	$26,250
States, municipalities and political subdivisions	—	8,386	45	8,431
Asset-backed	—	7,723	998	8,721
Total fixed maturity securities	238	40,638	2,526	43,402
Equity securities:
Common stock	224	—	13	237
Non-redeemable preferred stock	35	497	—	532
Total equity securities	259	497	13	769
Short-term and other	2,086	51	—	2,137
Total assets	$2,583	$41,186	$2,539	$46,308

Total liabilities	$—	$—	$—	$—

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2026	$1,483	$45	$998	$13	$2,539
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(3)	—	(3)	—	(6)
Reported in Net investment income	—	—	5	(1)	4
Reported in Other comprehensive income (loss)	(24)	(1)	(16)	—	(41)
Total realized and unrealized investment gains (losses)	(27)	(1)	(14)	(1)	(43)
Purchases	63	—	40	—	103
Sales	—	—	—	—	—
Settlements	(5)	—	(20)	—	(25)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(49)	—	(49)
Balance as of March 31, 2026	$1,514	$44	$955	$12	$2,525
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2026 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2026 recognized in Other comprehensive income (loss) in the period	(24)	(1)	(16)	—	(41)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2025	$1,278	$42	$876	$20	$2,216
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	—	2	2
Reported in Net investment income	—	—	4	(1)	3
Reported in Other comprehensive income (loss)	21	2	1	—	24
Total realized and unrealized investment gains (losses)	21	2	5	1	29
Purchases	55	—	27	—	82
Sales	—	—	—	—	—
Settlements	(18)	—	(19)	(4)	(41)
Transfers into Level 3	15	—	—	—	15
Transfers out of Level 3	—	—	—	—	—
Balance as of March 31, 2025	$1,351	$44	$889	$17	$2,301
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of March 31, 2025 recognized in Other comprehensive income (loss) in the period	21	2	1	—	24
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
As of March 31, 2026 and December 31, 2025, there were $104 million and $99 million of overseas deposits within Other invested assets, which, subject to regulatory minimum balance requirements, can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.

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

March 31, 2026	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,981	Discounted cash flow	Credit spread	1% - 11% (2%)

December 31, 2025	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,927	Discounted cash flow	Credit spread	1% - 11% (2%)
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

March 31, 2026	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,055	$—	$—	$1,043	$1,043
Liabilities
Long-term debt	$2,972	$—	$2,917	$—	$2,917

December 31, 2025	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,079	$—	$—	$1,072	$1,072
Liabilities
Long-term debt	$2,971	$—	$2,967	$—	$2,967
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. Catastrophe-related reinstatement premiums represent additional consideration paid under certain reinsurance agreements to reinstate coverage limits that have been exhausted as a result of losses. The Company reported catastrophe losses, net of reinsurance, of $88 million and catastrophe-related reinsurance reinstatement premiums of $9 million for the three months ended March 31, 2026 driven by severe weather related events. The Company reported catastrophe losses, net of reinsurance, of $97 million for the three months ended March 31, 2025 driven by severe weather related events, including $53 million for the California wildfires. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended March 31, 2025.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

Three months ended March 31
(In millions)	2026	2025
Reserves, beginning of year:
Gross	$26,599	$24,976
Ceded	5,982	5,713
Net reserves, beginning of year	20,617	19,263
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	1,763	1,650
Increase (decrease) in provision for insured events of prior years	102	80
Amortization of discount	10	10
Total net incurred (1)	1,875	1,740
Net payments attributable to:
Current year events	(96)	(80)
Prior year events	(1,381)	(1,212)
Total net payments	(1,477)	(1,292)
Foreign currency translation adjustment and other	(50)	53
Net reserves, end of period	20,965	19,764
Ceded reserves, end of period	5,968	5,817
Gross reserves, end of period	$26,933	$25,581
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

Three months ended March 31
(In millions)	2026	2025
Pretax (favorable) unfavorable development:
Specialty	$45	$10
Commercial	55	51
International	—	—
Corporate & Other	—	22
Total pretax (favorable) unfavorable development	$100	$83
Unfavorable development of $22 million was recorded within the Corporate & Other segment for the three months ended March 31, 2025, associated with legacy mass tort abuse claim activity.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Three months ended March 31
(In millions)	2026	2025
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$—
Other Professional Liability and Management Liability	45	—
Surety	—	—
Warranty	—	10
Other	—	—
Total pretax (favorable) unfavorable development	$45	$10
2026
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency in the Company's professional errors and omissions (E&O) business in recent accident years.
2025
Unfavorable development in warranty was primarily due to higher than expected frequency and severity in the most recent accident year for auto warranty.
Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Three months ended March 31
(In millions)	2026	2025
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$50
General Liability	55	—
Workers' Compensation	—	1
Property and Other	—	—
Total pretax (favorable) unfavorable development	$55	$51
2026
Unfavorable development in general liability was due to higher than expected claim severity and frequency in the excess casualty line in recent accident years.
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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $22 million and $17 million for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the cumulative amounts ceded under the LPT were $3.9 billion. The unrecognized deferred retroactive reinsurance benefit was $448 million and $470 million as of March 31, 2026 and December 31, 2025 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $2.6 billion as of March 31, 2026. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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
See Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2025 for further information on the long-term care reserving process.

The following table summarizes balances and changes in the LFPB.

(In millions)	2026	2025
Present value of future net premiums
Balance, January 1	$3,363	$3,425
Effect of changes in discount rate	(71)	(7)
Balance, January 1, at original locked in discount rate	3,292	3,418
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	—	5
Adjusted balance, January 1	3,292	3,423
Interest accrual	42	44
Net premiums: earned during period	(99)	(101)
Balance, end of period at original locked in discount rate	3,235	3,366
Effect of changes in discount rate	23	38
Balance, March 31	$3,258	$3,404

Present value of future benefits & expenses
Balance, January 1	$16,811	$16,583
Effect of changes in discount rate	173	440
Balance, January 1, at original locked in discount rate	16,984	17,023
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	19	13
Adjusted balance, January 1	17,003	17,036
Interest accrual	227	229
Benefit & expense payments	(285)	(293)
Balance, end of period at original locked in discount rate	16,945	16,972
Effect of changes in discount rate	(492)	(264)
Balance, March 31	$16,453	$16,708

Net LFPB	$13,195	$13,304
(1) As of March 31, 2026 and 2025 the re-measurement gain (loss) of $(19) million and $(8) million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the Company’s long-term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended March 31	Three Months
(In millions)	2026	2025
Earned premiums	$103	$106
Interest accretion	185	185
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of March 31
(In millions)	2026	2025
Expected future benefit and expense payments	$31,077	$31,433
Expected future gross premiums	4,821	5,089
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,381 million and $3,550 million as of March 31, 2026 and 2025.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of March 31, 2026 and 2025.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of March 31		As of December 31
	2026	2025	2025
Original locked in discount rate	5.15%	5.19%	5.16%
Upper-medium grade fixed income instrument discount rate	5.51	5.40	5.32
For the three months ended March 31, 2026 and 2025, immediate charges to net income resulting from adverse development in certain cohorts where the Net Premium Ratio (NPR) exceeded 100% were $22 million and $14 million. For the three months ended March 31, 2026 and 2025, the portion of losses recognized in a prior period due to NPR exceeding 100% for certain cohorts which, due to favorable development, was reversed through net income was $8 million and $6 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of March 31, 2026, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Three months ended March 31
(In millions)	2026	2025
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$8	$9
Expected return on plan assets	(14)	(14)
Amortization of net actuarial loss (gain)	2	2
Total net periodic pension cost (benefit)	$(4)	$(3)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Three months ended March 31
(In millions)	2026	2025
Non-service cost (benefit):
Insurance claims and policyholder's benefits	$(1)	$(1)
Other operating expenses	(3)	(2)
Total net periodic pension cost (benefit)	$(4)	$(3)

CNA sponsors a noncontributory defined benefit pension plan, the CNA Retirement Plan (the Plan), covering certain eligible employees. The plan has been closed to new entrants since 2000. In the first quarter of 2026, a subsidiary of CNAF, as sponsor of the Plan, approved the decision to pursue termination of the Plan, effective June 30, 2026. The Plan will continue to be reflected in CNA's consolidated financial statements until the termination process, including the settlement or transfer of remaining benefit obligations, has been completed, which the Company currently anticipates will be in approximately 18 months.

Note I. Stockholders' Equity
Common Stock Repurchases
The Company repurchased 755,000 and 700,000 shares of CNAF common stock at an aggregate cost of $36 million and $34 million during the three months ended March 31, 2026 and 2025.
Stock-Based Compensation
The Company issued 611,938 and 475,946 shares of CNAF common stock to settle employee stock-based compensation awards under the CNAF Incentive Compensation Plan during the three months ended March 31, 2026 and 2025.
Accumulated Other Comprehensive Income (Loss)
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2026	$(15)	$(988)	$(166)	$192	$(121)	$(1,098)
Other comprehensive income (loss) before reclassifications	(12)	(431)	—	214	(34)	(263)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $2, $—, $—, $— and $3	(5)	(6)	(1)	—	—	(12)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $115, $—, $(57), $— and $60	(7)	(425)	1	214	(34)	(251)
Balance as of March 31, 2026	$(22)	$(1,413)	$(165)	$406	$(155)	$(1,349)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2025	$(13)	$(1,876)	$(191)	$353	$(264)	$(1,991)
Other comprehensive income (loss) before reclassifications	(5)	277	—	(114)	38	196
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $1, $—, $—, $— and $1	(2)	(6)	(2)	—	—	(10)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(74), $—, $31, $— and $(42)	(3)	283	2	(114)	38	206
Balance as of March 31, 2025	$(16)	$(1,593)	$(189)	$239	$(226)	$(1,785)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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
The accounting policies of the segments are the same as those described in Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2025. The Company manages most of its assets on a legal entity basis, while segment operations are generally conducted across legal entities. As such, only Insurance and Reinsurance receivables, Insurance reserves, Deferred acquisition costs, Goodwill and Deferred non-insurance warranty acquisition expense and revenue are readily identifiable for individual segments. Distinct investment portfolios are not maintained for every individual segment; accordingly, allocation of assets to each segment is not performed. Therefore, a significant portion of Net investment income is allocated primarily based on each segment's net carried insurance reserves, as adjusted. All significant intersegment income and expense have been eliminated. Income taxes have been allocated on the basis of the taxable income of the segments.
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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended March 31, 2026	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$852	$1,412	$334	$103	$—	$—	$2,701
Net investment income	142	190	43	224	11	—	610
Non-insurance warranty revenue	374	—	—	—	—	—	374
Other revenues	1	9	—	—	3	(3)	10
Total operating revenues	1,369	1,611	377	327	14	(3)	3,695
Claims, benefits and expenses
Net incurred claims and benefits	586	1,076	204	314	(17)	—	2,163
Policyholders’ dividends	4	8	—	—	—	—	12
Amortization of deferred acquisition costs	197	206	73	—	—	—	476
Non-insurance warranty expense	356	—	—	—	—	—	356
Insurance related administrative expenses	89	171	43	29	—	—	332
Interest expense	—	—	—	—	33	—	33
Other segment items (1)	12	11	2	1	15	(3)	38
Total claims, benefits and expenses	1,244	1,472	322	344	31	(3)	3,410

Income tax (expense) benefit on core income (loss)	(26)	(27)	(18)	8	3	—	(60)

Core income (loss)	$99	$112	$37	$(9)	$(14)	$—	$225
Net investment gains (losses)							(18)
Income tax (expense) benefit on net investment gains (losses)							4
Net investment gains (losses), after tax							(14)
Net income (loss)							$211
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

March 31, 2026	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,658	$1,901	$575	$56	$2,229	$—	$6,419
Insurance receivables	885	2,432	427	1	—	—	3,745
Deferred acquisition costs	454	407	147	—	—	—	1,008
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	3,098	—	—	—	—	—	3,098
Insurance reserves
Claim and claim adjustment expenses	7,785	12,668	3,396	578	2,506	—	26,933
Unearned premiums	3,281	3,453	806	107	—	(1)	7,646
Future policy benefits	—	—	—	13,195	—	—	13,195
Deferred non-insurance warranty revenue	3,976	—	—	—	—	—	3,976

Three months ended March 31, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$830	$1,380	$310	$106	$—	$—	$2,626
Net investment income	151	177	34	226	16	—	604
Non-insurance warranty revenue	397	—	—	—	—	—	397
Other revenues	1	8	—	—	3	(3)	9
Total operating revenues	1,379	1,565	344	332	19	(3)	3,636
Claims, benefits and expenses
Net incurred claims and benefits	509	1,007	192	300	9	—	2,017
Policyholders’ dividends	2	8	—	—	—	—	10
Amortization of deferred acquisition costs	189	219	63	—	—	—	471
Non-insurance warranty expense	385	—	—	—	—	—	385
Insurance related administrative expenses	88	163	40	30	—	—	321
Interest expense	—	—	—	—	32	—	32
Other segment items (1)	15	10	(1)	—	21	(3)	42
Total claims, benefits and expenses	1,188	1,407	294	330	62	(3)	3,278

Income tax (expense) benefit on core income (loss)	(41)	(34)	(13)	4	7	—	(77)

Core income (loss)	$150	$124	$37	$6	$(36)	$—	$281
Net investment gains (losses)							(9)
Income tax (expense) benefit on net investment gains (losses)							2
Net investment gains (losses), after tax							(7)
Net income (loss)							$274
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

Three months ended March 31
(In millions)	2026	2025
Specialty
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$536	$499
Catastrophe losses	—	—
(Favorable) unfavorable development (1)	45	10
Commercial
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$936	$868
Catastrophe losses	84	86
(Favorable) unfavorable development (1)	55	51
International
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$200	$181
Catastrophe losses	4	11
(Favorable) unfavorable development (1)	—	—
(1) (Favorable) unfavorable development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.
The following table presents operating revenues by line of business for each reportable segment.

Three months ended March 31
(In millions)	2026	2025
Specialty
Management & Professional Liability	$761	$746
Surety	191	188
Warranty & Alternative Risks	417	445
Specialty revenues	1,369	1,379
Commercial
Middle Market (1)	479	453
Construction (1)	501	506
Small Business	151	156
Other Commercial (1)	480	450
Commercial revenues	1,611	1,565
International
Canada	107	94
Europe	169	144
Hardy	101	106
International revenues	377	344
Life & Group revenues	327	332
Corporate & Other revenues	14	19
Eliminations	(3)	(3)
Total operating revenues	3,695	3,636
Net investment gains (losses)	(18)	(9)
Total revenues	$3,677	$3,627
(1) Effective March 31, 2026, certain Commercial lines of businesses were realigned to reflect changes in management's responsibility for those businesses. Prior period information has been conformed to the new line of business presentation.

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $4.0 billion and $4.1 billion reported under Liabilities as of March 31, 2026 and December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company recognized $0.4 billion of revenues in each period that were included in the deferred revenue balance as of January 1, 2026 and 2025. For the three months ended March 31, 2026 and 2025, Non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $1.0 billion of the deferred revenue in the remainder of 2026, $1.0 billion in 2027, $0.8 billion in 2028 and $1.2 billion thereafter.

Item 2. Management's Discussion and Analysis (MD&A) of Financial Conditions and Results of Operations
OVERVIEW
The following discussion highlights significant factors affecting the Company. References to “we,” “our,” “us” or like terms refer to the business of CNA.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, and Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025.
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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe-related reinstatement premiums, catastrophe losses and development-related items from the loss ratio. Development-related items represents net prior year loss reserve and premium development, and includes the effects of interest accretion and change in allowance for uncollectible reinsurance. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss ratio, the expense ratio and the dividend ratio. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate our underwriting performance since they remove the impact of catastrophes which are unpredictable as to timing and amount, and development-related items as they are not indicative of our current year underwriting performance.
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

We use underwriting gain (loss) and underlying underwriting gain (loss), calculated using GAAP financial results, to monitor our insurance operations. Underwriting gain (loss) is deemed to be a non-GAAP financial measure and is calculated pretax as net earned premiums less total insurance expenses, which includes insurance claims and policyholders' benefits, amortization of deferred acquisition costs and insurance related administrative expenses. Net income (loss) is the most directly comparable GAAP measure. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from our underwriting activities, which are managed separately from our investing activities. Underlying underwriting gain (loss) is also deemed to be a non-GAAP financial measure, and represents pretax underwriting gain (loss) excluding catastrophe-related reinstatement premiums, catastrophe losses and development-related items. Management believes some investors may find this measure useful to evaluate the profitability, before tax, derived from our underwriting activities, excluding the impact of catastrophes, which are unpredictable as to timing and amount, and development-related items as they are not indicative of our current year underwriting performance.
The following tables present reconciliations of net income to core income, underwriting (loss) gain and underlying underwriting gain for our Property & Casualty Operations:

Three months ended March 31, 2026	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$95	$105	$36	$236
Net investment losses, after tax	4	7	1	12
Core income	$99	$112	$37	$248
Less:
Net investment income	142	190	43	375
Non-insurance warranty revenue (expense)	18	—	—	18
Other revenue (expense), including interest expense	(11)	(2)	(2)	(15)
Income tax expense on core income	(26)	(27)	(18)	(71)
Underwriting (loss) gain	(24)	(49)	14	(59)
Catastrophe-related reinstatement premiums	—	9	—	9
Catastrophe losses	—	84	4	88
Effect of unfavorable development-related items	50	56	—	106
Underlying underwriting gain	$26	$100	$18	$144

Three months ended March 31, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$149	$124	$38	$311
Net investment losses (gains), after tax	1	—	(1)	—
Core income	$150	$124	$37	$311
Less:
Net investment income	151	177	34	362
Non-insurance warranty revenue (expense)	12	—	—	12
Other revenue (expense), including interest expense	(14)	(2)	1	(15)
Income tax expense on core income	(41)	(34)	(13)	(88)
Underwriting gain (loss)	42	(17)	15	40
Catastrophe-related reinstatement premiums	—	—	—	—
Catastrophe losses	—	86	11	97
Effect of unfavorable development-related items	10	53	—	63
Underlying underwriting gain	$52	$122	$26	$200

The following table presents a reconciliation of net loss to core (loss) income for our Life & Group segment:

Three months ended March 31
(In millions)	2026	2025
Net loss	$(11)	$(1)
Net investment losses, after tax	2	7
Core (loss) income	$(9)	$6
The following table presents a reconciliation of net loss to core loss for our Corporate & Other segment:

Three months ended March 31
(In millions)	2026	2025
Net loss	$(14)	$(36)
Net investment losses (gains), after tax	—	—
Core loss	$(14)	$(36)
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
The accounting estimates set forth below are considered by us to be critical to an understanding of our Condensed Consolidated Financial Statements as their application places the most significant demands on our judgment:
•Insurance Reserves
•Long-Term Care Reserves
•Valuation of Investments and Impairment of Securities
Due to the inherent uncertainties involved with these types of judgments, actual results could differ significantly from our estimates and may have a material adverse impact on our results of operations, financial condition, equity, business, and insurer financial strength and corporate debt ratings. See the Critical Accounting Estimates section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

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

Three months ended March 31
(In millions)	2026	2025
Operating Revenues
Net earned premiums	$2,701	$2,626
Net investment income	610	604
Non-insurance warranty revenue	374	397
Other revenues	10	9
Total operating revenues	3,695	3,636
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement loss of $19 and $8)	2,163	2,017
Policyholders' dividends	12	10
Amortization of deferred acquisition costs	476	471
Non-insurance warranty expense	356	385
Insurance related administrative expenses	332	321
Interest expense	33	32
Other expenses	38	42
Total claims, benefits and expenses	3,410	3,278
Income tax expense on core income	(60)	(77)
Core income	225	281
Net investment losses	(18)	(9)
Income tax benefit on net investment losses	4	2
Net investment losses, after tax	(14)	(7)
Net income	$211	$274
Core income decreased $56 million for the three months ended March 31, 2026 as compared with the same period in 2025. Core income for our Property & Casualty Operations decreased $63 million primarily driven by lower underlying underwriting results and unfavorable net prior year loss reserve development partially offset by higher net investment income. Core results for our Life & Group segment decreased $15 million, while core loss for our Corporate & Other segment improved $22 million.
Catastrophe losses were $88 million and catastrophe-related reinsurance reinstatement premiums were $9 million for the three months ended March 31, 2026 driven by severe weather related events. Catastrophe losses were $97 million for the three months ended March 31, 2025 driven by severe weather related events, including $53 million for the California wildfires. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended March 31, 2025. Unfavorable net prior year loss reserve development of $100 million and $83 million was recorded for the three months ended March 31, 2026 and 2025 related to our Specialty, Commercial and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2026	2025
Net written premiums	$834	$842
Net earned premiums	852	830
Underwriting (loss) gain	(24)	42
Net investment income	142	151
Core income	99	150

Other performance metrics:
Loss ratio	68.7%	61.4%
Expense ratio	33.6	33.4
Dividend ratio	0.4	0.3
Combined ratio	102.7%	95.1%
Less: Effect of catastrophe impacts	—	—
Less: Effect of unfavorable development-related items	5.9	1.3
Underlying combined ratio	96.8%	93.8%
Underlying loss ratio	62.8%	60.1%

Rate	3%	3%
Renewal premium change	5	4
Retention	86	89
New business	$127	$112
Net written premiums for Specialty decreased $8 million for the three months ended March 31, 2026 as compared with the same period in 2025 driven by lower retention partially offset by rate and new business. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $51 million for the three months ended March 31, 2026 as compared with the same period in 2025 primarily due to higher unfavorable net prior year loss reserve development and lower underlying underwriting results.
The combined ratio of 102.7% increased 7.6 points for the three months ended March 31, 2026 as compared with the same period in 2025 primarily due to a 7.3 point increase in the loss ratio. The increase in the loss ratio was due to higher unfavorable net prior year loss reserve development driven by our professional errors & omissions (E&O) business in recent accident years and an increase in the underlying loss ratio driven by loss cost trends exceeding rate for certain lines in recent quarters. The expense ratio was generally consistent with the same period in 2025. There were no catastrophe losses for the three months ended March 31, 2026 or 2025.
Unfavorable net prior year loss reserve development of $45 million and $10 million was recorded for the three months ended March 31, 2026 and 2025. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	March 31, 2026	December 31, 2025
Gross case reserves	$2,069	$2,166
Gross IBNR reserves	5,716	5,618
Total gross carried claim and claim adjustment expense reserves	$7,785	$7,784
Net case reserves	$1,732	$1,801
Net IBNR reserves	4,546	4,387
Total net carried claim and claim adjustment expense reserves	$6,278	$6,188

Commercial
The following table details the results of operations for Commercial and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2026	2025
Net written premiums	$1,480	$1,498
Net earned premiums	1,412	1,380
Underwriting loss	(49)	(17)
Net investment income	190	177
Core income	112	124

Other performance metrics:
Loss ratio	76.2%	73.0%
Expense ratio	26.7	27.6
Dividend ratio	0.6	0.5
Combined ratio	103.5%	101.1%
Less: Effect of catastrophe impacts	6.4	6.3
Less: Effect of unfavorable development-related items	4.0	3.8
Underlying combined ratio	93.1%	91.0%
Underlying loss ratio	65.8%	62.9%

Rate	2%	6%
Renewal premium change	3	7
Retention	81	84
New business	$369	$370
Net written premiums for Commercial decreased $18 million for the three months ended March 31, 2026 as compared with the same period in 2025 driven by lower retention. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $12 million for the three months ended March 31, 2026 as compared with the same period in 2025, driven by lower underlying underwriting results partially offset by higher net investment income.
The combined ratio of 103.5% increased 2.4 points for the three months ended March 31, 2026 as compared with the same period in 2025 primarily due to a 3.2 point increase in the loss ratio partially offset by a 0.9 point improvement in the expense ratio. The increase in the loss ratio was driven by a higher underlying loss ratio in excess casualty and workers' compensation. The improvement in the expense ratio was primarily driven by a lower acquisition ratio. Catastrophe losses were $84 million for the three months ended March 31, 2026 as compared with $86 million for the three months ended March 31, 2025. The current quarter also includes $9 million of catastrophe-related reinsurance reinstatement premiums. The effect of catastrophe impacts on the loss ratio was 6.4 points for the three months ended March 31, 2026 as compared with 6.3 points for the three months ended March 31, 2025.
Unfavorable net prior year loss reserve development of $55 million and $51 million was recorded for the three months ended March 31, 2026 and 2025. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	March 31, 2026	December 31, 2025
Gross case reserves	$4,014	$4,093
Gross IBNR reserves	8,654	8,156
Total gross carried claim and claim adjustment expense reserves	$12,668	$12,249
Net case reserves	$3,479	$3,508
Net IBNR reserves	7,506	7,188
Total net carried claim and claim adjustment expense reserves	$10,985	$10,696

International
The following table details the results of operations for International and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Three months ended March 31
(In millions, except ratios, rate, renewal premium change and retention)	2026	2025
Net written premiums	$308	$266
Net earned premiums	334	310
Underwriting gain	14	15
Net investment income	43	34
Core income	37	37

Other performance metrics:
Loss ratio	61.0%	62.1%
Expense ratio	34.9	33.3
Combined ratio	95.9%	95.4%
Less: Effect of catastrophe impacts	1.2	3.6
Less: Effect of (favorable) unfavorable development-related items	—	—
Underlying combined ratio	94.7%	91.8%
Underlying loss ratio	59.8%	58.5%

Rate	(4)%	(2)%
Renewal premium change	(2)	1
Retention	85	85
New business	$85	$83
Net written premiums for International increased $42 million for the three months ended March 31, 2026 as compared with the same period in 2025. Excluding the effect of foreign currency exchange rates, net written premiums increased $19 million as compared with the same period in 2025 driven by timing of reinsurance costs, partially offset by lower rate. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income for the three months ended March 31, 2026 was consistent with the same period in 2025.
The combined ratio of 95.9% increased 0.5 points for the three months ended March 31, 2026 as compared with the same period in 2025 due to a 1.6 point increase in the expense ratio, partially offset by a 1.1 point improvement in the loss ratio. The increase in the expense ratio was primarily driven by higher employee related costs and acquisition costs partially offset by higher net earned premiums. The improvement in the loss ratio was primarily driven by lower catastrophe losses partially offset by an increase in the underlying loss ratio driven by continued pricing pressure. Catastrophe losses were $4 million, or 1.2 points of the loss ratio, for the three months ended March 31, 2026, as compared with $11 million, or 3.6 points of the loss ratio, for the three months ended March 31, 2025.
There was no net prior year loss reserve development recorded for the three months ended March 31, 2026 or 2025.

The following table summarizes the gross and net carried reserves for International.

(In millions)	March 31, 2026	December 31, 2025
Gross case reserves	$1,048	$1,052
Gross IBNR reserves	2,348	2,324
Total gross carried claim and claim adjustment expense reserves	$3,396	$3,376
Net case reserves	$871	$880
Net IBNR reserves	1,972	1,961
Total net carried claim and claim adjustment expense reserves	$2,843	$2,841

Life & Group
The following table summarizes the results of operations for Life & Group.

Three months ended March 31
(In millions)	2026	2025
Net earned premiums	$103	$106
Claims, benefits and expenses	344	330
Net investment income	224	226
Core (loss) income	(9)	6
Core results decreased $15 million for the three months ended March 31, 2026 as compared with the same period in 2025. Results for the current period reflect unfavorable morbidity partially offset by favorable persistency. Results for the prior year period reflected favorable persistency.
Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Three months ended March 31
(In millions)	2026	2025
Net investment income	$11	$16
Insurance claims and policyholders' benefits	(17)	9
Interest expense	33	32
Core loss	(14)	(36)
Core loss improved $22 million for the three months ended March 31, 2026 as compared with the same period in 2025. The improvement was primarily due to no net prior year loss reserve development in the current year as compared with a $17 million after-tax charge in the prior year period related to unfavorable prior year loss reserve development largely associated with legacy mass tort abuse reserves. Insurance claims and policyholders' benefits also includes amortization of the deferred gain related to the asbestos and environmental pollution (A&EP) Loss Portfolio Transfer (LPT). Further information on the net prior year loss reserve development and the A&EP LPT is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	March 31, 2026	December 31, 2025
Gross case reserves	$1,272	$1,196
Gross IBNR reserves	1,234	1,403
Total gross carried claim and claim adjustment expense reserves	$2,506	$2,599
Net case reserves	$114	$119
Net IBNR reserves	222	238
Total net carried claim and claim adjustment expense reserves	$336	$357

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Three months ended March 31
(In millions)	2026	2025
Fixed income securities:
Taxable fixed income securities	$500	$496
Tax-exempt fixed income securities	52	34
Total fixed income securities	552	530
Limited partnership and common stock investments	42	54
Other, net of investment expense	16	20
Net investment income	$610	$604

Effective income yield for the fixed income securities portfolio	4.9%	4.8%
Limited partnership and common stock return for the period	1.4%	2.0%
Net investment income increased $6 million for the three months ended March 31, 2026 as compared with the same period in 2025 driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates partially offset by lower common stock returns.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Three months ended March 31
(In millions)	2026	2025
Fixed maturity securities:
Corporate bonds and other	$(7)	$(9)
States, municipalities and political subdivisions	(1)	(1)
Asset-backed	(6)	1
Total fixed maturity securities	(14)	(9)
Non-redeemable preferred stock	(4)	—
Net investment losses	(18)	(9)
Income tax benefit on net investment losses	4	2
Net investment losses, after tax	$(14)	$(7)
Pretax net investment losses increased $9 million for the three months ended March 31, 2026 as compared with the same period in 2025 driven by higher impairment losses and the unfavorable change in fair value of non-redeemable preferred stock.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	March 31, 2026		December 31, 2025
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,241	$(242)	$3,274	$(228)
AAA	4,057	(176)	3,997	(136)
AA	7,125	(514)	7,001	(428)
A	11,088	(278)	11,167	(140)
BBB	15,974	(462)	16,249	(223)
Non-investment grade	1,745	(83)	1,714	(42)
Total	$43,230	$(1,755)	$43,402	$(1,197)
As of March 31, 2026 and December 31, 2025, 1% of our fixed maturity portfolio was rated internally. Additionally, as of March 31, 2026 and December 31, 2025, we assigned a AAA rating to $688 million and $661 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	March 31, 2026
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,053	$271
AAA	1,521	256
AA	4,256	678
A	6,408	513
BBB	9,446	749
Non-investment grade	1,017	101
Total	$24,701	$2,568
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	March 31, 2026
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$886	$10
Due after one year through five years	6,626	294
Due after five years through ten years	7,157	658
Due after ten years	10,032	1,606
Total	$24,701	$2,568

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

	March 31, 2026		December 31, 2025
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$15,271	9.5	$15,584	9.7
Property & Casualty and Corporate & Other	29,884	4.6	30,716	4.5
Total	$45,155	6.3	$46,300	6.3
The investment portfolio is periodically analyzed for changes in duration and related price risk. Certain securities have duration characteristics that are variable based on market interest rates, credit spreads and other factors that may drive variability in the amount and timing of cash flows. Additionally, we periodically review the sensitivity of the portfolio to the level of foreign exchange rates and other factors that contribute to market price changes. A summary of these risks and specific analysis on changes is included in the Quantitative and Qualitative Disclosures About Market Risk included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, policy benefits and operating expenses, including interest expense on corporate debt. Additionally, cash may be paid or received for income taxes.
For the three months ended March 31, 2026, net cash provided by operating activities was $393 million as compared with $638 million for the same period in 2025. The decrease in cash provided by operating activities was impacted by payments related to specific reinsurance treaties, which occurred during the first quarter of 2026, with such similar amounts paid in the second quarter of 2025. In addition, the decrease quarter over quarter was attributable to an increase in net claim payments partially offset by increased investment earnings.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the three months ended March 31, 2026, net cash provided by investing activities was $444 million as compared with $88 million for the same period in 2025. Net cash provided or used by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the three months ended March 31, 2026, net cash used by financing activities was $736 million as compared with $722 million for the same period in 2025. Financing activities for the periods presented include:
•In the first quarter of 2026, we paid dividends of $682 million and repurchased 755,000 shares of our common stock at an aggregate cost of $36 million.
•In the first quarter of 2025, we paid dividends of $673 million and repurchased 700,000 shares of our common stock at an aggregate cost of $34 million.

Common Stock Dividends
Cash dividends of $2.48 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the three months ended March 31, 2026. On May 1, 2026, our Board of Directors declared a quarterly cash dividend of $0.48 per share, payable June 4, 2026 to stockholders of record on May 18, 2026. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of March 31, 2026, CCC was in a positive earned surplus position. CCC paid dividends of $585 million and $440 million to CNAF during the three months ended March 31, 2026 and 2025. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may publicly issue an unspecified amount of debt, equity or hybrid securities from time to time.

ACCOUNTING STANDARDS UPDATE
For a discussion of Accounting Standards, see Note A to the Condensed Consolidated Financial Statements included under Part I, Item 1.
FORWARD-LOOKING STATEMENTS
This report contains a number of forward-looking statements which relate to anticipated future events rather than actual present conditions or historical events. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions. Forward-looking statements in this report include any and all statements regarding expected developments in our insurance business, including losses and loss reserves (note that loss reserves for long-term care, A&EP and other mass tort claims are more uncertain, and therefore more difficult to estimate than loss reserves respecting traditional property and casualty exposures); the impact of routine ongoing insurance reserve reviews we conduct; our expectations concerning our revenues, earnings, expenses and investment activities; volatility in investment returns; and our proposed actions in response to trends in our business. Forward-looking statements, by their nature, are subject to a variety of inherent risks and uncertainties that could cause actual results to differ materially from the results projected in the forward-looking statements. We cannot control many of these risks and uncertainties. These risks and uncertainties include, but are not limited to, the following as well as those risks contained in the Risk Factors section of our 2025 Annual Report on Form 10-K:
Company-Specific Factors
•the risks and uncertainties associated with our insurance reserves, as outlined in the Critical Accounting Estimates sections of our 2025 Annual Report on Form 10-K and this report, and the Reserves - Estimates and Uncertainties section of our 2025 Annual Report on Form 10-K, including the sufficiency of the reserves and the possibility of future increases, which would be reflected in the results of operations in the period that the need for such adjustment is determined;
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
•geopolitical tensions, including the effects of the conflict in the Middle East, that may adversely impact our operations;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended March 31, 2026. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of March 31, 2026, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2026.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
Information on our legal proceedings is set forth in Note G to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable.
(c) The table below details the repurchases of our common stock made during the three months ended March 31, 2026.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2026 - January 31, 2026	—	$—	—	—
February 1, 2026 - February 28, 2026	555,082	$47.46	N/A	N/A
March 1, 2026 - March 31, 2026	199,918	$49.12	N/A	N/A
Total	755,000		N/A	N/A
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNA Financial Corporation

Dated: May 4, 2026	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1