Form 10-Q
period 2026-06-30
CNA FINANCIAL CORP
filed 2026-08-03
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 30, 2026, 270,600,928 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2026	2025	2026	2025
Revenues
Net earned premiums	$2,759	$2,694	$5,460	$5,320
Net investment income	701	662	1,311	1,266
Net investment losses	(5)	(46)	(23)	(55)
Non-insurance warranty revenue	367	398	741	795
Other revenues	7	9	17	18
Total revenues	3,829	3,717	7,506	7,344
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $25, $15, $44 and $23)	2,169	2,085	4,344	4,112
Amortization of deferred acquisition costs	481	469	957	940
Non-insurance warranty expense	356	384	712	769
Other operating expenses	385	368	755	731
Interest expense	33	31	66	63
Total claims, benefits and expenses	3,424	3,337	6,834	6,615
Income before income tax	405	380	672	729
Income tax expense	(84)	(81)	(140)	(156)
Net income	$321	$299	$532	$573

Basic earnings per share	$1.18	$1.10	$1.96	$2.11

Diluted earnings per share	$1.18	$1.10	$1.95	$2.10

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.9	271.1	271.0	271.2
Diluted	271.7	272.2	272.0	272.4
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Comprehensive Income
Net income	$321	$299	$532	$573
Other Comprehensive Income (Loss), net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	(1)	1	(8)	(2)
Net unrealized gains and losses on other investments	190	72	(235)	355
Net unrealized gains and losses on investments	189	73	(243)	353
Impact of changes in discount rates used to measure long-duration contract liabilities	(34)	(3)	180	(117)
Foreign currency translation adjustment	(22)	128	(56)	166
Pension and postretirement benefits	—	1	1	3
Other comprehensive income (loss), net of tax	133	199	(118)	405
Total comprehensive income	$454	$498	$414	$978
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $45,458 and $44,668, less allowance for credit loss of $63 and $69)	$43,882	$43,402
Equity securities at fair value (cost of $760 and $728)	793	769
Limited partnership investments	2,904	2,772
Other invested assets	119	105
Mortgage loans (less allowance for credit loss of $15 and $15)	1,037	1,079
Short-term investments	1,721	2,320
Total investments	50,456	50,447
Cash	339	425
Reinsurance receivables (less allowance for uncollectible receivables of $27 and $27)	6,497	6,381
Insurance receivables (less allowance for uncollectible receivables of $25 and $25)	4,199	3,739
Accrued investment income	487	480
Deferred acquisition costs	1,026	986
Deferred income taxes	576	575
Property and equipment at cost (less accumulated depreciation of $339 and $346)	291	282
Goodwill	147	148
Deferred non-insurance warranty acquisition expense	2,981	3,220
Other assets	2,875	2,760
Total assets	$69,874	$69,443
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$27,490	$26,599
Unearned premiums	8,035	7,635
Future policy benefits	13,262	13,448
Long-term debt	2,973	2,971
Deferred non-insurance warranty revenue	3,798	4,138
Other liabilities (includes $54 and $54 due to Loews Corporation)	3,130	3,031
Total liabilities	58,688	57,822
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,598,685 and 270,671,747 shares outstanding)	683	683
Additional paid-in capital	2,199	2,229
Retained earnings	9,637	9,915
Accumulated other comprehensive loss	(1,216)	(1,098)
Treasury stock (2,441,558 and 2,368,496 shares), at cost	(117)	(108)
Total stockholders’ equity	11,186	11,621
Total liabilities and stockholders' equity	$69,874	$69,443
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income	$532	$573
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax expense	17	28
Trading portfolio activity	(2)	(11)
Net investment losses	23	55
Equity method investees	(29)	(18)
Net amortization of investments	(109)	(96)
Depreciation and amortization	40	35
Changes in:
Receivables, net	(601)	(669)
Accrued investment income	(8)	(7)
Deferred acquisition costs	(43)	(49)
Insurance reserves	1,442	1,414
Other, net	(220)	(55)
Net cash flows provided by operating activities	1,042	1,200
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	1,573	1,497
Fixed maturity securities - maturities, calls and redemptions	1,633	1,613
Equity securities	312	261
Limited partnerships	101	51
Mortgage loans	53	37
Purchases:
Fixed maturity securities	(3,997)	(3,756)
Equity securities	(322)	(296)
Limited partnerships	(174)	(192)
Mortgage loans	(11)	(62)
Change in other investments	(13)	4
Change in short-term investments	621	422
Purchases of property and equipment	(33)	(42)
Other, net	2	(8)
Net cash flows used by investing activities	(255)	(471)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(812)	(798)
Purchase of treasury stock	(36)	(34)
Other, net	(19)	(15)
Net cash flows used by financing activities	(867)	(847)
Effect of foreign exchange rate changes on cash	(6)	19
Net change in cash	(86)	(99)
Cash, beginning of year	425	472
Cash, end of period	$339	$373
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,195	2,204	2,229	2,229
Stock-based compensation	4	9	(30)	(16)
Balance, end of period	2,199	2,213	2,199	2,213
Retained Earnings
Balance, beginning of period	9,448	9,287	9,915	9,686
Dividends to common stockholders ($0.48, $0.46, $2.96 and $2.92 per share)	(132)	(126)	(810)	(799)
Net income	321	299	532	573
Balance, end of period	9,637	9,460	9,637	9,460
Accumulated Other Comprehensive Loss
Balance, beginning of period	(1,349)	(1,785)	(1,098)	(1,991)
Other comprehensive income (loss)	133	199	(118)	405
Balance, end of period	(1,216)	(1,586)	(1,216)	(1,586)
Treasury Stock
Balance, beginning of period	(120)	(110)	(108)	(94)
Stock-based compensation	3	1	27	19
Purchase of treasury stock	—	—	(36)	(34)
Balance, end of period	(117)	(109)	(117)	(109)
Total stockholders' equity	$11,186	$10,661	$11,186	$10,661
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of June 30, 2026.
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
The interim financial data as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Pending Adoption
In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The updated accounting guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures and expects to provide additional disaggregated disclosures related to certain expense categories.

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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Periods ended June 30	Three Months		Six Months
(In millions, except per share data)	2026	2025	2026	2025
Net income	$321	$299	$532	$573

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	270.9	271.1	271.0	271.2
Diluted
Weighted average shares outstanding	270.9	271.1	271.0	271.2
Dilutive effect of stock-based awards under compensation plans	0.8	1.1	1.0	1.2
Total	271.7	272.2	272.0	272.4

Earnings per share
Basic	$1.18	$1.10	$1.96	$2.11
Diluted	$1.18	$1.10	$1.95	$2.10
Excluded from the calculation of diluted earnings per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Fixed maturity securities	$553	$536	$1,096	$1,058
Equity securities	41	27	37	33
Limited partnership investments	99	81	154	137
Mortgage loans	15	16	32	32
Short-term investments	11	14	30	33
Trading portfolio	1	3	1	4
Other	4	8	8	14
Gross investment income	724	685	1,358	1,311
Investment expense	(23)	(23)	(47)	(45)
Net investment income	$701	$662	$1,311	$1,266
Net investment income (loss) recognized due to the change in fair value of common stock held as of June 30, 2026 and 2025	$9	$15	$10	$15
Net investment gains (losses) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$19	$5	$25	$18
Gross losses	(27)	(53)	(47)	(75)
Net investment gains (losses) on fixed maturity securities	(8)	(48)	(22)	(57)
Equity securities	3	6	(1)	6
Mortgage loans	—	(5)	—	(5)
Short-term investments and other	—	1	—	1
Net investment gains (losses)	$(5)	$(46)	$(23)	$(55)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of June 30, 2026 and 2025	$2	$6	$(3)	$4
The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Fixed maturity securities available-for-sale:
Corporate and other bonds	$—	$4	$8	$11
Asset-backed	3	5	6	5
Impairment losses (gains) recognized in earnings	$3	$9	$14	$16
There were no impairment losses recognized on mortgage loans during the three and six months ended June 30, 2026. The Company recognized $5 million of impairment losses on mortgage loans during the three and six months ended June 30, 2025 due to changes in expected credit losses.

The following tables present a summary of fixed maturity securities.

June 30, 2026	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,722	$513	$964	$16	$25,255
States, municipalities and political subdivisions	9,257	305	727	—	8,835
Asset-backed:
Residential mortgage-backed	4,235	31	385	—	3,881
Commercial mortgage-backed	1,580	12	79	21	1,492
Other asset-backed	3,690	14	217	26	3,461
Total asset-backed	9,505	57	681	47	8,834
U.S. Treasury and obligations of government-sponsored enterprises	242	—	3	—	239
Foreign government	722	8	21	—	709
Redeemable preferred stock	8	—	—	—	8
Total fixed maturity securities available-for-sale	$45,456	$883	$2,396	$63	$43,880
Total fixed maturity securities trading	2	—	—	—	2
Total fixed maturity securities	$45,458	$883	$2,396	$63	$43,882

December 31, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,484	$682	$881	$28	$25,257
States, municipalities and political subdivisions	8,870	303	742	—	8,431
Asset-backed:
Residential mortgage-backed	4,011	50	366	—	3,695
Commercial mortgage-backed	1,566	18	80	21	1,483
Other asset-backed	3,729	28	194	20	3,543
Total asset-backed	9,306	96	640	41	8,721
U.S. Treasury and obligations of government-sponsored enterprises	236	1	3	—	234
Foreign government	764	7	20	—	751
Redeemable preferred stock	8	—	—	—	8
Total fixed maturity securities available-for-sale	$44,668	$1,089	$2,286	$69	$43,402
Total fixed maturity securities trading	—	—	—	—	—
Total fixed maturity securities	$44,668	$1,089	$2,286	$69	$43,402

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
June 30, 2026	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$5,910	$96	$7,533	$868	$13,443	$964
States, municipalities and political subdivisions	373	6	3,428	721	3,801	727
Asset-backed:
Residential mortgage-backed	601	10	1,837	375	2,438	385
Commercial mortgage-backed	167	3	785	76	952	79
Other asset-backed	647	10	1,341	207	1,988	217
Total asset-backed	1,415	23	3,963	658	5,378	681
U.S. Treasury and obligations of government-sponsored enterprises	167	2	14	1	181	3
Foreign government	210	3	223	18	433	21
Total	$8,075	$130	$15,161	$2,266	$23,236	$2,396

	Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,776	$56	$8,576	$825	$11,352	$881
States, municipalities and political subdivisions	403	8	3,471	734	3,874	742
Asset-backed:
Residential mortgage-backed	154	1	2,002	365	2,156	366
Commercial mortgage-backed	36	2	887	78	923	80
Other asset-backed	420	9	1,432	185	1,852	194
Total asset-backed	610	12	4,321	628	4,931	640
U.S. Treasury and obligations of government-sponsored enterprises	78	2	18	1	96	3
Foreign government	131	1	260	19	391	20
Total	$3,998	$79	$16,646	$2,207	$20,644	$2,286

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	June 30, 2026		December 31, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,198	$283	$1,980	$267
AAA	1,400	241	1,376	243
AA	4,127	630	3,827	623
A	5,854	477	5,025	440
BBB	8,741	670	7,758	639
Non-investment grade	916	95	678	74
Total	$23,236	$2,396	$20,644	$2,286
Based on current facts and circumstances, the Company believes the unrealized losses presented in the June 30, 2026 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of June 30, 2026.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $477 million, $470 million and $451 million as of June 30, 2026, December 31, 2025 and June 30, 2025 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2026	$31	$44	$75
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	1	—	1

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	16	—	16

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	3	3
Balance as of June 30, 2026	$16	$47	$63

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of April 1, 2025	$15	$32	$47
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	—	3
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6	—	6

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	5	7
Balance as of June 30, 2025	$14	$37	$51

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2026	$28	$41	$69
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	—	3
Available-for-sale securities accounted for as PCD assets	1	—	1

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	16	—	16

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	6	6
Balance as of June 30, 2026	$16	$47	$63

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	—	3
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6	—	6

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	4	5	9
Balance as of June 30, 2025	$14	$37	$51

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	June 30, 2026		December 31, 2025
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,424	$1,418	$1,392	$1,389
Due after one year through five years	11,048	10,836	11,318	11,214
Due after five years through ten years	13,437	13,050	13,491	13,238
Due after ten years	19,547	18,576	18,467	17,561
Total	$45,456	$43,880	$44,668	$43,402
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

June 30, 2026	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2026	2025	2024	2023	2022	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$38	$—	$33	$15	$229	$315
LTV 55% to 65%	—	37	—	12	12	—	61
LTV greater than 65%	—	—	—	—	—	13	13
DSCR 1.2x - 1.6x
LTV less than 55%	6	—	68	47	4	89	214
LTV 55% to 65%	—	107	33	18	52	19	229
LTV greater than 65%	5	7	—	—	15	—	27
DSCR ≤1.2x
LTV less than 55%	—	37	—	22	—	21	80
LTV 55% to 65%	—	—	—	—	45	—	45
LTV greater than 65%	—	—	—	—	22	46	68
Total	$11	$226	$101	$132	$165	$417	$1,052
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of June 30, 2026, accrued interest receivable on mortgage loans totaled $5 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of June 30, 2026, the Company had commitments to purchase or fund approximately $1,900 million and sell approximately $40 million under the terms of these investments.

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

Assets and Liabilities Measured at Fair Value
Assets measured at fair value on a recurring basis are presented in the following tables. Corporate bonds and other includes obligations of the United States of America (U.S.) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock. The Company had no liabilities measured at fair value as of June 30, 2026 or December 31, 2025.

June 30, 2026				Total
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$243	$24,376	$1,594	$26,213
States, municipalities and political subdivisions	—	8,791	44	8,835
Asset-backed	—	7,891	943	8,834
Total fixed maturity securities	243	41,058	2,581	43,882
Equity securities:
Common stock	239	—	10	249
Non-redeemable preferred stock	34	510	—	544
Total equity securities	273	510	10	793
Short-term and other	1,503	46	—	1,549
Total assets	$2,019	$41,614	$2,591	$46,224

December 31, 2025				Total
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$238	$24,529	$1,483	$26,250
States, municipalities and political subdivisions	—	8,386	45	8,431
Asset-backed	—	7,723	998	8,721
Total fixed maturity securities	238	40,638	2,526	43,402
Equity securities:
Common stock	224	—	13	237
Non-redeemable preferred stock	35	497	—	532
Total equity securities	259	497	13	769
Short-term and other	2,086	51	—	2,137
Total assets	$2,583	$41,186	$2,539	$46,308

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2026	$1,514	$44	$955	$12	$2,525
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	(3)	1	(2)
Reported in Net investment income	—	—	5	2	7
Reported in Other comprehensive income (loss)	2	—	(5)	—	(3)
Total realized and unrealized investment gains (losses)	2	—	(3)	3	2
Purchases	101	—	42	—	143
Sales	—	—	—	(5)	(5)
Settlements	(23)	—	(26)	—	(49)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(25)	—	(25)
Balance as of June 30, 2026	$1,594	$44	$943	$10	$2,591
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2026 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2026 recognized in Other comprehensive income (loss) in the period	2	—	(5)	—	(3)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of April 1, 2025	$1,351	$44	$889	$17	$2,301
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	(4)	—	(3)
Reported in Net investment income	—	—	5	—	5
Reported in Other comprehensive income (loss)	16	—	(4)	—	12
Total realized and unrealized investment gains (losses)	17	—	(3)	—	14
Purchases	44	—	22	—	66
Sales	—	—	—	(7)	(7)
Settlements	(24)	—	(22)	—	(46)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance as of June 30, 2025	$1,388	$44	$886	$10	$2,328
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2025 recognized in Other comprehensive income (loss) in the period	16	—	(4)	—	12

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2026	$1,483	$45	$998	$13	$2,539
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(3)	—	(6)	1	(8)
Reported in Net investment income	—	—	10	1	11
Reported in Other comprehensive income (loss)	(22)	(1)	(21)	—	(44)
Total realized and unrealized investment gains (losses)	(25)	(1)	(17)	2	(41)
Purchases	164	—	82	—	246
Sales	—	—	—	(5)	(5)
Settlements	(28)	—	(46)	—	(74)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(74)	—	(74)
Balance as of June 30, 2026	$1,594	$44	$943	$10	$2,591
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2026 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2026 recognized in Other comprehensive income (loss) in the period	(22)	(1)	(21)	—	(44)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2025	$1,278	$42	$876	$20	$2,216
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	(4)	2	(1)
Reported in Net investment income	—	—	9	(1)	8
Reported in Other comprehensive income (loss)	37	2	(3)	—	36
Total realized and unrealized investment gains (losses)	38	2	2	1	43
Purchases	99	—	49	—	148
Sales	—	—	—	(7)	(7)
Settlements	(42)	—	(41)	(4)	(87)
Transfers into Level 3	15	—	—	—	15
Transfers out of Level 3	—	—	—	—	—
Balance as of June 30, 2025	$1,388	$44	$886	$10	$2,328
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of June 30, 2025 recognized in Other comprehensive income (loss) in the period	37	2	(3)	—	36
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
As of June 30, 2026 and December 31, 2025, there were $99 million of overseas deposits within Other invested assets, which, subject to regulatory minimum balance requirements, can be redeemed at net asset value in 90 days or less. Overseas deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.

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

June 30, 2026	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$2,068	Discounted cash flow	Credit spread	1% - 11% (2%)

December 31, 2025	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,927	Discounted cash flow	Credit spread	1% - 11% (2%)
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

June 30, 2026	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,037	$—	$—	$1,020	$1,020
Liabilities
Long-term debt	$2,973	$—	$2,926	$—	$2,926

December 31, 2025	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,079	$—	$—	$1,072	$1,072
Liabilities
Long-term debt	$2,971	$—	$2,967	$—	$2,967
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. Catastrophe-related reinstatement premiums represent additional consideration paid under certain reinsurance agreements to reinstate coverage limits that have been exhausted as a result of losses. The Company reported catastrophe losses, net of reinsurance, of $60 million and $148 million for the three and six months ended June 30, 2026 and $62 million and $159 million for the three and six months ended June 30, 2025 driven by severe weather related events. The Company also reported catastrophe-related reinsurance reinstatement premiums of $9 million for the six months ended June 30, 2026. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended June 30, 2026 or the three and six months ended June 30, 2025.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

For the six months ended June 30
(In millions)	2026	2025
Reserves, beginning of year:
Gross	$26,599	$24,976
Ceded	5,982	5,713
Net reserves, beginning of year	20,617	19,263
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	3,534	3,309
Increase (decrease) in provision for insured events of prior years	192	189
Amortization of discount	19	20
Total net incurred (1)	3,745	3,518
Net payments attributable to:
Current year events	(345)	(316)
Prior year events	(2,499)	(2,391)
Total net payments	(2,844)	(2,707)
Foreign currency translation adjustment and other	(70)	199
Net reserves, end of period	21,448	20,273
Ceded reserves, end of period	6,042	5,930
Gross reserves, end of period	$27,490	$26,203
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

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Pretax (favorable) unfavorable development:
Specialty	$(1)	$—	$44	$10
Commercial	(5)	(4)	50	47
International	—	—	—	—
Corporate & Other	97	112	97	134
Total pretax (favorable) unfavorable development	$91	$108	$191	$191
Following the second quarter annual review of Corporate & Other reserves, including legacy mass tort exposures, unfavorable development of $97 million and $112 million was recorded within the Corporate & Other segment for the three months ended June 30, 2026 and 2025, largely associated with legacy mass tort abuse claim activity and the ongoing effects of social inflation. Unfavorable development for the three months ended June 30, 2025 also included an agreement with the Diocese of Rochester. Unfavorable development of $97 million and $134 million was recorded for the six months ended June 30, 2026 and 2025, driven by the respective second quarter changes.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$—	$—	$—
Other Professional Liability and Management Liability	25	18	70	18
Surety	(26)	(22)	(26)	(22)
Warranty	—	—	—	10
Other	—	4	—	4
Total pretax (favorable) unfavorable development	$(1)	$—	$44	$10
Three Months
2026
Unfavorable development in other professional liability and management liability was primarily due to higher than expected claim severity and frequency across multiple accident years.
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
Six Months
2026
Unfavorable development in other professional and management liability was primarily due to higher than expected claim severity and frequency across multiple accident years.
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

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Pretax (favorable) unfavorable development:
Commercial Auto	$—	$—	$—	$50
General Liability	56	62	111	62
Workers' Compensation	(32)	(66)	(32)	(65)
Property and Other	(29)	—	(29)	—
Total pretax (favorable) unfavorable development	$(5)	$(4)	$50	$47
Three Months
2026
Unfavorable development in general liability was due to higher than expected claim severity and frequency in multiple accident years.
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
Six Months
2026
Unfavorable development in general liability was due to higher than expected claim severity and frequency in multiple accident years.
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
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Pretax (favorable) unfavorable development:
Commercial	$(15)	$(3)	$(15)	$(3)
Specialty	15	4	15	4
Other	—	(1)	—	(1)
Total pretax (favorable) unfavorable development	$—	$—	$—	$—
Three and Six Months
2026
Favorable development in commercial was due to better than expected loss experience in the Company's energy, middle market and marine businesses.
Unfavorable development in Specialty was due to higher than expected loss experience in the Company's medical treatment business.

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $24 million and $8 million for the three months ended June 30, 2026 and 2025 and $46 million and $25 million for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the cumulative amounts ceded under the LPT were $3.9 billion. The unrecognized deferred retroactive reinsurance benefit was $424 million and $470 million as of June 30, 2026 and December 31, 2025 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $1.8 billion as of June 30, 2026. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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

The following table summarizes balances and changes in the LFPB.

(In millions)	2026	2025
Present value of future net premiums
Balance, January 1	$3,363	$3,425
Effect of changes in discount rate	(71)	(7)
Balance, January 1, at original locked in discount rate	3,292	3,418
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	(8)	(1)
Adjusted balance, January 1	3,284	3,417
Interest accrual	84	88
Net premiums: earned during period	(199)	(203)
Balance, end of period at original locked in discount rate	3,169	3,302
Effect of changes in discount rate	14	50
Balance, June 30	$3,183	$3,352

Present value of future benefits & expenses
Balance, January 1	$16,811	$16,583
Effect of changes in discount rate	173	440
Balance, January 1, at original locked in discount rate	16,984	17,023
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (1)	36	22
Adjusted balance, January 1	17,020	17,045
Interest accrual	454	458
Benefit & expense payments	(573)	(574)
Balance, end of period at original locked in discount rate	16,901	16,929
Effect of changes in discount rate	(456)	(248)
Balance, June 30	$16,445	$16,681

Net LFPB	$13,262	$13,329
(1) As of June 30, 2026 and 2025 the re-measurement gain (loss) of $(44) million and $(23) million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the Company’s long-term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Earned premiums	$103	$106	$206	$212
Interest accretion	185	185	370	370
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of June 30
(In millions)	2026	2025
Expected future benefit and expense payments	$30,814	$31,141
Expected future gross premiums	4,713	4,971
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,307 million and $3,491 million as of June 30, 2026 and 2025.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of June 30, 2026 and 2025.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of June 30		As of December 31
	2026	2025	2025
Original locked in discount rate	5.14%	5.18%	5.16%
Upper-medium grade fixed income instrument discount rate	5.48	5.39	5.32
For the three and six months ended June 30, 2026, immediate charges to net income resulting from adverse development in certain cohorts where the Net Premium Ratio (NPR) exceeded 100% were $26 million and $49 million. For the three and six months ended June 30, 2025, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $14 million and $28 million.
For the three and six months ended June 30, 2026, favorable reversals through net income of loss recognized in prior periods for cohorts with NPR's exceeding 100% were $5 million and $13 million. For the three and six months ended June 30, 2025, favorable reversals through net income of loss recognized in prior periods for cohorts with NPR's exceeding 100% were $5 million and $11 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of June 30, 2026, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.9 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$9	$9	$17	$18
Expected return on plan assets	(14)	(13)	(28)	(27)
Amortization of net actuarial loss (gain)	1	2	3	4
Total net periodic pension cost (benefit)	$(4)	$(2)	$(8)	$(5)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Non-service cost (benefit):
Insurance claims and policyholders' benefits	$(1)	$—	$(2)	$(1)
Other operating expenses	(3)	(2)	(6)	(4)
Total net periodic pension cost (benefit)	$(4)	$(2)	$(8)	$(5)

CNA sponsors a noncontributory defined benefit pension plan, the CNA Retirement Plan (the Plan), covering certain eligible employees. The plan has been closed to new entrants since 2000. In the first quarter of 2026, a subsidiary of CNAF, as sponsor of the Plan, approved the decision to pursue termination of the Plan, effective June 30, 2026. The Plan will continue to be reflected in CNA's consolidated financial statements until the termination process, including the settlement or transfer of remaining benefit obligations, has been completed, which the Company currently anticipates will be in 2028.

Note I. Stockholders' Equity
Common Stock Repurchases
The Company repurchased 755,000 and 700,000 shares of CNAF common stock at an aggregate cost of $36 million and $34 million during the six months ended June 30, 2026 and 2025.
Stock-Based Compensation
The Company issued 681,938 and 483,357 shares of CNAF common stock to settle employee stock-based compensation awards under the CNAF Incentive Compensation Plan during the six months ended June 30, 2026 and 2025.
Accumulated Other Comprehensive Income (Loss)
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2026	$(22)	$(1,413)	$(165)	$406	$(155)	$(1,349)
Other comprehensive income (loss) before reclassifications	(3)	186	(2)	(34)	(22)	125
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $1, $1, $1, $—, $—, and $3	(2)	(4)	(2)	—	—	(8)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(51), $—, $9, $—, and $(42)	(1)	190	—	(34)	(22)	133
Balance as of June 30, 2026	$(23)	$(1,223)	$(165)	$372	$(177)	$(1,216)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of April 1, 2025	$(16)	$(1,593)	$(189)	$239	$(226)	$(1,785)
Other comprehensive income (loss) before reclassifications	(5)	42	—	(3)	128	162
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $10, $1, $—, $—, and $13	(6)	(30)	(1)	—	—	(37)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(22), $(1), $—, $—, and $(23)	1	72	1	(3)	128	199
Balance as of June 30, 2025	$(15)	$(1,521)	$(188)	$236	$(98)	$(1,586)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2026	$(15)	$(988)	$(166)	$192	$(121)	$(1,098)
Other comprehensive income (loss) before reclassifications	(15)	(245)	(2)	180	(56)	(138)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $3, $1, $—, $— and $6	(7)	(10)	(3)	—	—	(20)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $64, $—, $(48), $— and $18	(8)	(235)	1	180	(56)	(118)
Balance as of June 30, 2026	$(23)	$(1,223)	$(165)	$372	$(177)	$(1,216)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2025	$(13)	$(1,876)	$(191)	$353	$(264)	$(1,991)
Other comprehensive income (loss) before reclassifications	(10)	319	—	(117)	166	358
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $11, $1, $—, $—, and $14	(8)	(36)	(3)	—	—	(47)
Other comprehensive income (loss) net of tax (expense) benefit of $1, $(96), $(1), $31, $—, $(65)	(2)	355	3	(117)	166	405
Balance as of June 30, 2025	$(15)	$(1,521)	$(188)	$236	$(98)	$(1,586)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended June 30, 2026	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$878	$1,441	$337	$103	$—	$—	$2,759
Net investment income	171	246	44	230	10	—	701
Non-insurance warranty revenue	367	—	—	—	—	—	367
Other revenues	—	8	—	(1)	3	(3)	7
Total operating revenues	1,416	1,695	381	332	13	(3)	3,834
Claims, benefits and expenses
Net incurred claims and benefits	551	1,003	209	320	77	—	2,160
Policyholders’ dividends	3	6	—	—	—	—	9
Amortization of deferred acquisition costs	201	207	73	—	—	—	481
Non-insurance warranty expense	356	—	—	—	—	—	356
Insurance related administrative expenses	91	175	45	31	1	—	343
Interest expense	—	—	—	—	33	—	33
Other segment items (1)	15	11	—	(1)	20	(3)	42
Total claims, benefits and expenses	1,217	1,402	327	350	131	(3)	3,424

Income tax (expense) benefit on core income (loss)	(42)	(61)	(17)	8	26	—	(86)

Core income (loss)	$157	$232	$37	$(10)	$(92)	$—	$324
Net investment gains (losses)							(5)
Income tax (expense) benefit on net investment gains (losses)							2
Net investment gains (losses), after tax							(3)
Net income (loss)							$321
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

Three months ended June 30, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$862	$1,402	$324	$106	$—	$—	$2,694
Net investment income	170	206	38	235	13	—	662
Non-insurance warranty revenue	398	—	—	—	—	—	398
Other revenues	(1)	10	—	—	3	(3)	9
Total operating revenues	1,429	1,618	362	341	16	(3)	3,763
Claims, benefits and expenses
Net incurred claims and benefits	519	940	195	313	108	—	2,075
Policyholders’ dividends	3	7	—	—	—	—	10
Amortization of deferred acquisition costs	195	211	63	—	—	—	469
Non-insurance warranty expense	384	—	—	—	—	—	384
Insurance related administrative expenses	92	170	43	31	1	—	337
Interest expense	—	—	—	—	31	—	31
Other segment items (1)	10	15	(10)	1	18	(3)	31
Total claims, benefits and expenses	1,203	1,343	291	345	158	(3)	3,337

Income tax (expense) benefit on core income (loss)	(49)	(57)	(18)	5	28	—	(91)

Core income (loss)	$177	$218	$53	$1	$(114)	$—	$335
Net investment gains (losses)							(46)
Income tax (expense) benefit on net investment gains (losses)							10
Net investment gains (losses), after tax							(36)
Net income (loss)							$299
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

Six months ended June 30, 2026	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,730	$2,853	$671	$206	$—	$—	$5,460
Net investment income	313	436	87	454	21	—	1,311
Non-insurance warranty revenue	741	—	—	—	—	—	741
Other revenues	1	17	—	(1)	6	(6)	17
Total operating revenues	2,785	3,306	758	659	27	(6)	7,529
Claims, benefits and expenses
Net incurred claims and benefits	1,137	2,079	413	634	60	—	4,323
Policyholders’ dividends	7	14	—	—	—	—	21
Amortization of deferred acquisition costs	398	413	146	—	—	—	957
Non-insurance warranty expense	712	—	—	—	—	—	712
Insurance related administrative expenses	180	346	88	60	1	—	675
Interest expense	—	—	—	—	66	—	66
Other segment items (1)	27	22	2	—	35	(6)	80
Total claims, benefits and expenses	2,461	2,874	649	694	162	(6)	6,834

Income tax (expense) benefit on core income (loss)	(68)	(88)	(35)	16	29	—	(146)

Core income (loss)	$256	$344	$74	$(19)	$(106)	$—	$549
Net investment gains (losses)							(23)
Income tax (expense) benefit on net investment gains (losses)							6
Net investment gains (losses), after tax							(17)
Net income (loss)							$532
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

June 30, 2026	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,723	$1,933	$623	$54	$2,191	$—	$6,524
Insurance receivables	926	2,799	498	1	—	—	4,224
Deferred acquisition costs	462	412	152	—	—	—	1,026
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	2,981	—	—	—	—	—	2,981
Insurance reserves
Claim and claim adjustment expenses	8,013	12,892	3,496	575	2,514	—	27,490
Unearned premiums	3,314	3,764	860	97	—	—	8,035
Future policy benefits	—	—	—	13,262	—	—	13,262
Deferred non-insurance warranty revenue	3,798	—	—	—	—	—	3,798

Six months ended June 30, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$1,692	$2,782	$634	$212	$—	$—	$5,320
Net investment income	321	383	72	461	29	—	1,266
Non-insurance warranty revenue	795	—	—	—	—	—	795
Other revenues	—	18	—	—	6	(6)	18
Total operating revenues	2,808	3,183	706	673	35	(6)	7,399
Claims, benefits and expenses
Net incurred claims and benefits	1,028	1,947	387	613	117	—	4,092
Policyholders’ dividends	5	15	—	—	—	—	20
Amortization of deferred acquisition costs	384	430	126	—	—	—	940
Non-insurance warranty expense	769	—	—	—	—	—	769
Insurance related administrative expenses	180	333	83	61	1	—	658
Interest expense	—	—	—	—	63	—	63
Other segment items (1)	25	25	(11)	1	39	(6)	73
Total claims, benefits and expenses	2,391	2,750	585	675	220	(6)	6,615

Income tax (expense) benefit on core income (loss)	(90)	(91)	(31)	9	35	—	(168)

Core income (loss)	$327	$342	$90	$7	$(150)	$—	$616
Net investment gains (losses)							(55)
Income tax (expense) benefit on net investment gains (losses)							12
Net investment gains (losses), after tax							(43)
Net income (loss)							$573
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

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Specialty
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$551	$519	$1,087	$1,018
Catastrophe losses	—	—	—	—
(Favorable) unfavorable development (1)	(1)	—	44	10
Commercial
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$953	$886	$1,889	$1,754
Catastrophe losses	53	57	137	143
(Favorable) unfavorable development (1)	(5)	(4)	50	47
International
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$202	$190	$402	$371
Catastrophe losses	7	5	11	16
(Favorable) unfavorable development (1)	—	—	—	—
(1) (Favorable) unfavorable development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.
The following table presents operating revenues by line of business for each reportable segment.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Specialty
Management & Professional Liability	$802	$778	$1,563	$1,524
Surety	208	205	399	393
Warranty & Alternative Risks	406	446	823	891
Specialty revenues	1,416	1,429	2,785	2,808
Commercial
Middle Market (1)	509	468	988	921
Construction (1)	512	514	1,013	1,020
Small Business	157	161	308	317
Other Commercial (1)	517	475	997	925
Commercial revenues	1,695	1,618	3,306	3,183
International
Canada	114	104	221	198
Europe	166	156	335	300
Hardy	101	102	202	208
International revenues	381	362	758	706
Life & Group revenues	332	341	659	673
Corporate & Other revenues	13	16	27	35
Eliminations	(3)	(3)	(6)	(6)
Total operating revenues	3,834	3,763	7,529	7,399
Net investment gains (losses)	(5)	(46)	(23)	(55)
Total revenues	$3,829	$3,717	$7,506	$7,344
(1) Effective March 31, 2026, certain Commercial lines of businesses were realigned to reflect changes in management's responsibility for those businesses. Prior period information has been conformed to the new line of business presentation.

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $3.8 billion and $4.1 billion reported under Liabilities as of June 30, 2026 and December 31, 2025. For the three and six months ended June 30, 2026, the Company recognized $0.2 billion and $0.6 billion of revenues that were included in the deferred revenue balance as of January 1, 2026. For the three and six months ended June 30, 2025, the Company recognized $0.3 billion and $0.6 billion of revenues that were included in the deferred revenue balance as of January 1, 2025. For the three and six months ended June 30, 2026 and 2025, non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.7 billion of the deferred revenue in the remainder of 2026, $1.0 billion in 2027, $0.8 billion in 2028 and $1.3 billion thereafter.

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
In evaluating the results of our Specialty, Commercial and International segments, we utilize the loss ratio, the underlying loss ratio, the expense ratio, the dividend ratio, the combined ratio and the underlying combined ratio. These ratios are calculated using GAAP financial results. The loss ratio is the percentage of net incurred claim and claim adjustment expenses to net earned premiums. The underlying loss ratio excludes the impact of catastrophe-related reinstatement premiums, catastrophe losses and development-related items from the loss ratio. Development-related items represent net prior year loss reserve and premium development, and include the effects of interest accretion and change in allowance for uncollectible reinsurance. The expense ratio is the percentage of insurance underwriting and acquisition expenses, including the amortization of deferred acquisition costs, to net earned premiums. The dividend ratio is the ratio of policyholders' dividends incurred to net earned premiums. The combined ratio is the sum of the loss ratio, the expense ratio and the dividend ratio. The underlying combined ratio is the sum of the underlying loss ratio, the expense ratio and the dividend ratio. The underlying loss ratio and the underlying combined ratio are deemed to be non-GAAP financial measures, and management believes some investors may find these ratios useful to evaluate our underwriting performance since they remove the impact of catastrophes which are unpredictable as to timing and amount, and development-related items as they are not indicative of our current year underwriting performance.
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
The following tables present reconciliations of net income to core income, underwriting gain and underlying underwriting gain for our Property & Casualty Operations:

Three months ended June 30, 2026	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$157	$233	$36	$426
Net investment (gains) losses, after tax	—	(1)	1	—
Core income	$157	$232	$37	$426
Less:
Net investment income	171	246	44	461
Non-insurance warranty revenue (expense)	11	—	—	11
Other revenue (expense), including interest expense	(15)	(3)	—	(18)
Income tax expense on core income	(42)	(61)	(17)	(120)
Underwriting gain	32	50	10	92
Catastrophe-related reinstatement premiums	—	—	—	—
Catastrophe losses	—	53	7	60
Effect of unfavorable development-related items	—	1	—	1
Underlying underwriting gain	$32	$104	$17	$153

Three months ended June 30, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$165	$199	$53	$417
Net investment losses, after tax	12	19	—	31
Core income	$177	$218	$53	$448
Less:
Net investment income	170	206	38	414
Non-insurance warranty revenue (expense)	14	—	—	14
Other revenue (expense), including interest expense	(11)	(5)	10	(6)
Income tax expense on core income	(49)	(57)	(18)	(124)
Underwriting gain	53	74	23	150
Catastrophe-related reinstatement premiums	—	—	—	—
Catastrophe losses	—	57	5	62
Effect of unfavorable development-related items	—	1	—	1
Underlying underwriting gain	$53	$132	$28	$213

Six months ended June 30, 2026	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$252	$338	$72	$662
Net investment losses, after tax	4	6	2	12
Core income	$256	$344	$74	$674
Less:
Net investment income	313	436	87	836
Non-insurance warranty revenue (expense)	29	—	—	29
Other revenue (expense), including interest expense	(26)	(5)	(2)	(33)
Income tax expense on core income	(68)	(88)	(35)	(191)
Underwriting gain	8	1	24	33
Catastrophe-related reinstatement premiums	—	9	—	9
Catastrophe losses	—	137	11	148
Effect of unfavorable development-related items	50	57	—	107
Underlying underwriting gain	$58	$204	$35	$297

Six months ended June 30, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$314	$323	$91	$728
Net investment losses (gains), after tax	13	19	(1)	31
Core income	$327	$342	$90	$759
Less:
Net investment income	321	383	72	776
Non-insurance warranty revenue (expense)	26	—	—	26
Other revenue (expense), including interest expense	(25)	(7)	11	(21)
Income tax expense on core income	(90)	(91)	(31)	(212)
Underwriting gain	95	57	38	190
Catastrophe-related reinstatement premiums	—	—	—	—
Catastrophe losses	—	143	16	159
Effect of unfavorable development-related items	10	53	—	63
Underlying underwriting gain	$105	$253	$54	$412
The following table presents a reconciliation of net loss to core (loss) income for our Life & Group segment:

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Net loss	$(12)	$(4)	$(23)	$(5)
Net investment losses, after tax	2	5	4	12
Core (loss) income	$(10)	$1	$(19)	$7
The following table presents a reconciliation of net loss to core loss for our Corporate & Other segment:

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Net loss	$(93)	$(114)	$(107)	$(150)
Net investment losses, after tax	1	—	1	—
Core loss	$(92)	$(114)	$(106)	$(150)

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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. We use various analyses and methods, including using one of the industry standard natural catastrophe models, to estimate hurricane and earthquake losses at various return periods and to inform underwriting and reinsurance decisions designed to manage our exposure to catastrophic events. We also generally seek to manage our exposure through the purchase of catastrophe reinsurance and utilize various reinsurance programs to mitigate catastrophe losses, including excess-of-loss treaties covering property and workers’ compensation, a property quota share treaty and the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA), as well as individual risk agreements that reinsure from losses from specific classes or lines of business. We regularly review our risk and catastrophe reinsurance coverages and from time to time make changes as we deem appropriate.
In the second quarter of 2026, we renewed our excess-of-loss property catastrophe reinsurance as described below.
Group North American Property Treaty
We purchased corporate catastrophe excess-of-loss treaty reinsurance covering our U.S. states and territories and Canadian property exposures underwritten in our North American and European companies. The treaty has a term of June 1, 2026 to June 1, 2027 and provides coverage for the accumulation of covered losses from catastrophe occurrences above our per occurrence retention of $300 million up to $1.5 billion for all losses. Losses stemming from terrorism events are covered unless they are due to a nuclear, biological, chemical or radiation event. All layers of the treaty provide for one full reinstatement.

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

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Operating Revenues
Net earned premiums	$2,759	$2,694	$5,460	$5,320
Net investment income	701	662	1,311	1,266
Non-insurance warranty revenue	367	398	741	795
Other revenues	7	9	17	18
Total operating revenues	3,834	3,763	7,529	7,399
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement loss of $25, $15, $44 and $23)	2,160	2,075	4,323	4,092
Policyholders' dividends	9	10	21	20
Amortization of deferred acquisition costs	481	469	957	940
Non-insurance warranty expense	356	384	712	769
Insurance related administrative expenses	343	337	675	658
Interest expense	33	31	66	63
Other expenses	42	31	80	73
Total claims, benefits and expenses	3,424	3,337	6,834	6,615
Income tax expense on core income	(86)	(91)	(146)	(168)
Core income	324	335	549	616
Net investment losses	(5)	(46)	(23)	(55)
Income tax benefit on net investment losses	2	10	6	12
Net investment losses, after tax	(3)	(36)	(17)	(43)
Net income	$321	$299	$532	$573
Three Month Comparison
Core income decreased $11 million for the three months ended June 30, 2026 as compared with the same period in 2025. Core income for our Property & Casualty Operations decreased $22 million primarily driven by lower underlying underwriting results partially offset by higher net investment income. Core results for our Life & Group segment decreased $11 million, while core loss for our Corporate & Other segment improved $22 million.
Catastrophe losses were $60 million and $62 million for the three months ended June 30, 2026 and 2025 driven by severe weather related events. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended June 30, 2026 or 2025. Unfavorable net prior year loss reserve development of $91 million and $108 million was recorded for the three months ended June 30, 2026 and 2025 related to our Specialty, Commercial and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Core income decreased $67 million for the six months ended June 30, 2026 as compared with the same period in 2025. Core income for our Property & Casualty Operations decreased $85 million primarily driven by lower underlying underwriting results and unfavorable net prior year loss reserve development partially offset by higher net investment income. Core results for our Life & Group segment decreased $26 million, while core loss for our Corporate & Other segment improved $44 million.
Catastrophe losses were $148 million and catastrophe-related reinsurance reinstatement premiums were $9 million for the six months ended June 30, 2026 driven by severe weather related events. Catastrophe losses were $159 million for the six months ended June 30, 2025 driven by severe weather related events. There were no catastrophe-related reinsurance reinstatement premiums for the six months ended June 30, 2025. Unfavorable net prior year loss reserve development of $191 million was recorded for each of the six months ended June 30, 2026 and 2025 related to our Specialty, Commercial and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2026	2025	2026	2025
Net written premiums	$937	$892	$1,771	$1,734
Net earned premiums	878	862	1,730	1,692
Underwriting gain	32	53	8	95
Net investment income	171	170	313	321
Core income	157	177	256	327

Other performance metrics:
Loss ratio	62.8%	60.1%	65.7%	60.7%
Expense ratio	33.3	33.2	33.4	33.3
Dividend ratio	0.4	0.3	0.4	0.3
Combined ratio	96.5%	93.6%	99.5%	94.3%
Less: Effect of catastrophe impacts	—	—	—	—
Less: Effect of unfavorable development-related items	—	—	2.9	0.6
Underlying combined ratio	96.5%	93.6%	96.6%	93.7%
Underlying loss ratio	62.8%	60.1%	62.8%	60.1%

Rate	4%	3%	4%	3%
Renewal premium change	4	4	4	4
Retention	85	86	85	88
New business	$175	$122	$302	$234
Three Month Comparison
Net written premiums for Specialty increased $45 million for the three months ended June 30, 2026 as compared with the same period in 2025 driven by higher new business and rate. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $20 million for the three months ended June 30, 2026 as compared with the same period in 2025 primarily due to lower underlying underwriting results.
The combined ratio of 96.5% increased 2.9 points for the three months ended June 30, 2026 as compared with the same period in 2025 primarily due to a 2.7 point increase in the loss ratio. The increase in the loss ratio reflected a higher underlying loss ratio across various lines. The expense ratio was generally consistent with the same period in 2025. There were no catastrophe losses for the three months ended June 30, 2026 or 2025.
Favorable net prior year loss reserve development of $1 million was recorded for the three months ended June 30, 2026 compared with no net prior year loss reserve development recorded for the three months ended June 30, 2025. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Six Month Comparison
Net written premiums for Specialty increased $37 million for the six months ended June 30, 2026 as compared with the same period in 2025 driven by higher new business and rate partially offset by lower retention. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $71 million for the six months ended June 30, 2026 as compared with the same period in 2025 primarily due to lower underlying underwriting results and higher unfavorable net prior year loss reserve development.
The combined ratio of 99.5% increased 5.2 points for the six months ended June 30, 2026 as compared with the same period in 2025 primarily due to a 5.0 point increase in the loss ratio. The increase in the loss ratio reflected both a higher underlying loss ratio across various lines and higher unfavorable net prior year loss reserve development. The expense ratio was generally consistent with the same period in 2025. There were no catastrophe losses for the six months ended June 30, 2026 or 2025.
Unfavorable net prior year loss reserve development of $44 million and $10 million was recorded for the six months ended June 30, 2026 and 2025. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	June 30, 2026	December 31, 2025
Gross case reserves	$2,157	$2,166
Gross IBNR reserves	5,856	5,618
Total gross carried claim and claim adjustment expense reserves	$8,013	$7,784
Net case reserves	$1,805	$1,801
Net IBNR reserves	4,603	4,387
Total net carried claim and claim adjustment expense reserves	$6,408	$6,188

Commercial
The following table details the results of operations for Commercial and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2026	2025	2026	2025
Net written premiums	$1,643	$1,563	$3,123	$3,061
Net earned premiums	1,441	1,402	2,853	2,782
Underwriting gain	50	74	1	57
Net investment income	246	206	436	383
Core income	232	218	344	342

Other performance metrics:
Loss ratio	69.5%	67.1%	72.8%	70.0%
Expense ratio	26.6	27.2	26.6	27.4
Dividend ratio	0.4	0.5	0.5	0.5
Combined ratio	96.5%	94.8%	99.9%	97.9%
Less: Effect of catastrophe impacts	3.7	4.2	5.1	5.2
Less: Effect of unfavorable development-related items	—	—	1.9	1.9
Underlying combined ratio	92.8%	90.6%	92.9%	90.8%
Underlying loss ratio	65.8%	62.9%	65.8%	62.9%

Rate	—%	5%	1%	6%
Renewal premium change	2	6	3	7
Retention	81	81	81	83
New business	$446	$420	$815	$790
Three Month Comparison
Net written premiums for Commercial increased $80 million for the three months ended June 30, 2026 as compared with the same period in 2025 driven by favorable renewal premium change and higher new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $14 million for the three months ended June 30, 2026 as compared with the same period in 2025 driven by higher net investment income partially offset by lower underlying underwriting results.
The combined ratio of 96.5% increased 1.7 points for the three months ended June 30, 2026 as compared with the same period in 2025 primarily due to a 2.4 point increase in the loss ratio partially offset by a 0.6 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by a higher underlying loss ratio in excess casualty and workers' compensation. The improvement in the expense ratio was primarily driven by a lower acquisition ratio. Catastrophe losses were $53 million, or 3.7 points of the loss ratio, for the three months ended June 30, 2026, as compared with $57 million, or 4.2 points of the loss ratio, for the three months ended June 30, 2025.
Favorable net prior year loss reserve development of $5 million and $4 million was recorded for the three months ended June 30, 2026 and 2025. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Month Comparison
Net written premiums for Commercial increased $62 million for the six months ended June 30, 2026 as compared with the same period in 2025 driven by rate and higher new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $2 million for the six months ended June 30, 2026 as compared with the same period in 2025 as higher net investment income was largely offset by lower underlying underwriting results.
The combined ratio of 99.9% increased 2.0 points for the six months ended June 30, 2026 as compared with the same period in 2025 due to a 2.8 point increase in the loss ratio partially offset by a 0.8 point improvement in the expense ratio. The increase in the loss ratio was primarily driven by a higher underlying loss ratio in excess casualty and workers' compensation. The improvement in the expense ratio was primarily driven by a lower acquisition ratio. Catastrophe losses were $137 million for the six months ended June 30, 2026 as compared with $143 million for the six months ended June 30, 2025. The current year also includes $9 million of catastrophe-related reinsurance reinstatement premiums. The effect of catastrophe impacts on the loss ratio was 5.1 points for the six months ended June 30, 2026 as compared with 5.2 points for the six months ended June 30, 2025.
Unfavorable net prior year loss reserve development of $50 million and $47 million was recorded for the six months ended June 30, 2026 and 2025. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	June 30, 2026	December 31, 2025
Gross case reserves	$4,167	$4,093
Gross IBNR reserves	8,725	8,156
Total gross carried claim and claim adjustment expense reserves	$12,892	$12,249
Net case reserves	$3,604	$3,508
Net IBNR reserves	7,599	7,188
Total net carried claim and claim adjustment expense reserves	$11,203	$10,696

International
The following table details the results of operations for International and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended June 30	Three Months		Six Months
(In millions, except ratios, rate, renewal premium change and retention)	2026	2025	2026	2025
Net written premiums	$385	$391	$693	$657
Net earned premiums	337	324	671	634
Underwriting gain	10	23	24	38
Net investment income	44	38	87	72
Core income	37	53	74	90

Other performance metrics:
Loss ratio	62.0%	59.9%	61.5%	61.0%
Expense ratio	34.9	32.9	34.9	33.0
Combined ratio	96.9%	92.8%	96.4%	94.0%
Less: Effect of catastrophe impacts	2.2	1.4	1.7	2.5
Less: Effect of (favorable) unfavorable development-related items	—	—	—	—
Underlying combined ratio	94.7%	91.4%	94.7%	91.5%
Underlying loss ratio	59.8%	58.5%	59.8%	58.5%

Rate	(5)%	(4)%	(5)%	(3)%
Renewal premium change	(2)	(1)	(2)	—
Retention	87	86	86	85
New business	$97	$103	$182	$186
Three Month Comparison
Net written premiums for International decreased $6 million for the three months ended June 30, 2026 as compared with the same period in 2025. Excluding the effect of foreign currency exchange rates, net written premiums decreased $11 million as compared with the same period in 2025 driven by lower rate and timing of reinsurance costs, partially offset by higher retention. The increase in net earned premiums was consistent with the trend in net written premiums in recent quarters.
Core income decreased $16 million for the three months ended June 30, 2026 as compared with the same period in 2025, driven by lower underlying underwriting results partially offset by higher net investment income. Additionally, the prior year period benefited from a favorable impact from changes in foreign currency exchange rates.
The combined ratio of 96.9% increased 4.1 points for the three months ended June 30, 2026 as compared with the same period in 2025 due to a 2.1 point increase in the loss ratio and a 2.0 point increase in the expense ratio. The increase in the loss ratio was due to an increase in the underlying loss ratio across most lines and higher catastrophe losses. Catastrophe losses were $7 million, or 2.2 points of the loss ratio, for the three months ended June 30, 2026, as compared with $5 million, or 1.4 points of the loss ratio, for the three months ended June 30, 2025. The increase in the expense ratio was primarily driven by continued investments in talent and technology and higher acquisition costs, partially offset by higher net earned premiums.
There was no net prior year loss reserve development recorded for the three months ended June 30, 2026 or 2025.

Six Month Comparison
Net written premiums for International increased $36 million for the six months ended June 30, 2026 as compared with the same period in 2025. Excluding the effect of foreign currency exchange rates, net written premiums increased $8 million as compared with the same period in 2025 driven by higher retention partially offset by lower rate. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $16 million for the six months ended June 30, 2026 as compared with the same period in 2025, driven by lower underlying underwriting results partially offset by higher net investment income. Additionally, the prior year period benefited from a favorable impact from changes in foreign currency exchange rates.
The combined ratio of 96.4% increased 2.4 points for the six months ended June 30, 2026 as compared with the same period in 2025 due to a 1.9 point increase in the expense ratio and a 0.5 point increase in the loss ratio. The increase in the expense ratio was primarily driven by continued investments in talent and technology and higher acquisition costs, partially offset by higher net earned premiums. The increase in the loss ratio was due to an increase in the underlying loss ratio across most lines partially offset by lower catastrophe losses. Catastrophe losses were $11 million, or 1.7 points of the loss ratio, for the six months ended June 30, 2026, as compared with $16 million, or 2.5 points of the loss ratio, for the six months ended June 30, 2025.
There was no net prior year loss reserve development recorded for the six months ended June 30, 2026 or 2025.
The following table summarizes the gross and net carried reserves for International.

(In millions)	June 30, 2026	December 31, 2025
Gross case reserves	$1,099	$1,052
Gross IBNR reserves	2,397	2,324
Total gross carried claim and claim adjustment expense reserves	$3,496	$3,376
Net case reserves	$928	$880
Net IBNR reserves	1,963	1,961
Total net carried claim and claim adjustment expense reserves	$2,891	$2,841

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Net earned premiums	$103	$106	$206	$212
Claims, benefits and expenses	350	345	694	675
Net investment income	230	235	454	461
Core (loss) income	(10)	1	(19)	7
Three Month Comparison
Core results decreased $11 million for the three months ended June 30, 2026 as compared with the same period in 2025, primarily driven by lower net investment income.
Six Month Comparison
Results for the six months ended June 30, 2026 were generally consistent with the three month summary above.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Net investment income	$10	$13	$21	$29
Insurance claims and policyholders' benefits	77	108	60	117
Interest expense	33	31	66	63
Core loss	(92)	(114)	(106)	(150)
Three Month Comparison
Core loss improved $22 million for the three months ended June 30, 2026 as compared with the same period in 2025. The current quarter includes a $77 million after-tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves as compared with an $88 million after-tax charge in the prior year period. The current quarter also includes an increase of $13 million after-tax associated with the amortization of the deferred gain related to the asbestos and environmental pollution (A&EP) Loss Portfolio Transfer (LPT) as compared to the prior year period.
Six Month Comparison
Core loss improved $44 million for the six months ended June 30, 2026 as compared with the same period in 2025. The current period includes a $77 million after-tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves as compared with a $106 million after-tax charge in the prior year period. The current period also includes an increase of $17 million after-tax associated with the amortization of the deferred gain related to the A&EP LPT as compared to the prior year period.
Further information on the net prior year loss reserve development and the A&EP LPT is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	June 30, 2026	December 31, 2025
Gross case reserves	$1,233	$1,196
Gross IBNR reserves	1,281	1,403
Total gross carried claim and claim adjustment expense reserves	$2,514	$2,599
Net case reserves	$117	$119
Net IBNR reserves	308	238
Total net carried claim and claim adjustment expense reserves	$425	$357

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Fixed income securities:
Taxable fixed income securities	$507	$508	$1,007	$1,004
Tax-exempt fixed income securities	55	36	107	70
Total fixed income securities	562	544	1,114	1,074
Limited partnership and common stock investments	131	100	173	154
Other, net of investment expense	8	18	24	38
Net investment income	$701	$662	$1,311	$1,266

Effective income yield for the fixed income securities portfolio	4.9%	4.9%	4.9%	4.8%
Limited partnership and common stock return for the period	4.3%	3.6%	5.7%	5.7%
Net investment income increased $39 million and $45 million for the three and six months ended June 30, 2026 as compared with the same periods in 2025 driven by higher limited partnership and common stock returns, as well as higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Periods ended June 30	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Fixed maturity securities:
Corporate bonds and other	$(3)	$(40)	$(10)	$(49)
States, municipalities and political subdivisions	—	—	(1)	(1)
Asset-backed	(5)	(8)	(11)	(7)
Total fixed maturity securities	(8)	(48)	(22)	(57)
Non-redeemable preferred stock	3	6	(1)	6
Derivatives, short-term and other	—	1	—	1
Mortgage loans	—	(5)	—	(5)
Net investment losses	(5)	(46)	(23)	(55)
Income tax benefit on net investment losses	2	10	6	12
Net investment losses, after tax	$(3)	$(36)	$(17)	$(43)
Pretax net investment losses decreased $41 million and $32 million for the three and six months ended June 30, 2026 as compared with the same periods in 2025 driven by lower net losses on disposals of fixed maturity securities and lower impairment losses.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	June 30, 2026		December 31, 2025
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,323	$(260)	$3,274	$(228)
AAA	4,066	(144)	3,997	(136)
AA	7,684	(434)	7,001	(428)
A	11,133	(243)	11,167	(140)
BBB	15,918	(362)	16,249	(223)
Non-investment grade	1,758	(70)	1,714	(42)
Total	$43,882	$(1,513)	$43,402	$(1,197)
As of June 30, 2026 and December 31, 2025, 1% of our fixed maturity portfolio was rated internally. Additionally, as of June 30, 2026 and December 31, 2025, we assigned a AAA rating to $714 million and $661 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	June 30, 2026
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$2,198	$283
AAA	1,400	241
AA	4,127	630
A	5,854	477
BBB	8,741	670
Non-investment grade	916	95
Total	$23,236	$2,396
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	June 30, 2026
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$977	$12
Due after one year through five years	6,568	289
Due after five years through ten years	6,421	636
Due after ten years	9,270	1,459
Total	$23,236	$2,396

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

	June 30, 2026		December 31, 2025
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$15,405	10.0	$15,584	9.7
Property & Casualty and Corporate & Other	30,691	4.6	30,716	4.5
Total	$46,096	6.4	$46,300	6.3
The effective duration of investments supporting Life & Group liabilities at June 30, 2026 lengthened as compared with December 31, 2025, reflecting repositioning to capitalize on higher rates and reduce reinvestment risk.
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
For the six months ended June 30, 2026, net cash provided by operating activities was $1,042 million as compared with $1,200 million for the same period in 2025. The decrease in cash provided by operating activities was driven by an increase in net claim payments partially offset by an increase in premiums collected.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the six months ended June 30, 2026, net cash used by investing activities was $255 million as compared with $471 million for the same period in 2025. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the six months ended June 30, 2026, net cash used by financing activities was $867 million as compared with $847 million for the same period in 2025. Financing activities for the periods presented include:
•During the six months ended June 30, 2026, we paid dividends of $812 million and repurchased 755,000 shares of our common stock at an aggregate cost of $36 million.
•During the six months ended June 30, 2025, we paid dividends of $798 million and repurchased 700,000 shares of our common stock at an aggregate cost of $34 million.

Common Stock Dividends
Cash dividends of $2.96 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the six months ended June 30, 2026. On July 31, 2026, our Board of Directors declared a quarterly cash dividend of $0.48 per share, payable September 3, 2026 to stockholders of record on August 17, 2026. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of June 30, 2026, CCC was in a positive earned surplus position. CCC paid dividends of $725 million and $610 million to CNAF during the six months ended June 30, 2026 and 2025. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended June 30, 2026. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of June 30, 2026, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2026.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: August 3, 2026	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1