Form 10-Q
period 2026-09-30
CNA FINANCIAL CORP
filed 2026-11-02
CIK 21175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 29, 2026, 270,614,393 shares of common stock were outstanding.

PART I
Item 1. Condensed Consolidated Financial Statements
CNA Financial Corporation
Condensed Consolidated Statements of Operations (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2026	2025	2026	2025
Revenues
Net earned premiums	$2,831	$2,783	$8,291	$8,103
Net investment income	635	638	1,946	1,904
Net investment losses	(9)	(7)	(32)	(62)
Non-insurance warranty revenue	357	393	1,098	1,188
Other revenues	7	10	24	28
Total revenues	3,821	3,817	11,327	11,161
Claims, Benefits and Expenses
Insurance claims and policyholders’ benefits (re-measurement loss of $222, $36, $266 and $59)	2,347	2,032	6,691	6,144
Amortization of deferred acquisition costs	492	483	1,449	1,423
Non-insurance warranty expense	339	377	1,051	1,146
Other operating expenses	374	376	1,129	1,107
Interest expense	32	36	98	99
Total claims, benefits and expenses	3,584	3,304	10,418	9,919
Income before income tax	237	513	909	1,242
Income tax expense	(41)	(110)	(181)	(266)
Net income	$196	$403	$728	$976

Basic earnings per share	$0.72	$1.49	$2.69	$3.60

Diluted earnings per share	$0.72	$1.48	$2.67	$3.58

Weighted Average Outstanding Common Stock and Common Stock Equivalents
Basic	270.9	271.1	271.0	271.2
Diluted	272.0	272.3	272.0	272.4
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Comprehensive Income
Net income	$196	$403	$728	$976
Other Comprehensive (Loss) Income, net of tax
Changes in:
Net unrealized gains and losses on investments with an allowance for credit losses	—	3	(8)	1
Net unrealized gains and losses on other investments	(1,844)	558	(2,079)	913
Net unrealized gains and losses on investments	(1,844)	561	(2,087)	914
Impact of changes in discount rates used to measure long-duration contract liabilities	818	(150)	998	(267)
Foreign currency translation adjustment	(7)	(38)	(63)	128
Pension and postretirement benefits	—	2	1	5
Other comprehensive (loss) income, net of tax	(1,033)	375	(1,151)	780
Total comprehensive (loss) income	$(837)	$778	$(423)	$1,756
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Balance Sheets

(In millions, except share data)	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments:
Fixed maturity securities at fair value (amortized cost of $46,013 and $44,668, less allowance for credit loss of $65 and $69)	$42,067	$43,402
Equity securities at fair value (cost of $761 and $728)	783	769
Limited partnership investments	2,980	2,772
Other invested assets	119	105
Mortgage loans (less allowance for credit loss of $15 and $15)	1,009	1,079
Short-term investments	1,684	2,320
Total investments	48,642	50,447
Cash	360	425
Reinsurance receivables (less allowance for uncollectible receivables of $27 and $27)	6,552	6,381
Insurance receivables (less allowance for uncollectible receivables of $23 and $25)	3,758	3,739
Accrued investment income	508	480
Deferred acquisition costs	1,014	986
Deferred income taxes	880	575
Property and equipment at cost (less accumulated depreciation of $332 and $346)	290	282
Goodwill	147	148
Deferred non-insurance warranty acquisition expense	2,868	3,220
Other assets	2,883	2,760
Total assets	$67,902	$69,443
Liabilities
Insurance reserves:
Claim and claim adjustment expenses	$27,917	$26,599
Unearned premiums	7,714	7,635
Future policy benefits	12,437	13,448
Short-term debt	499	—
Long-term debt	2,475	2,971
Deferred non-insurance warranty revenue	3,626	4,138
Other liabilities (includes $68 and $54 due to Loews Corporation)	3,005	3,031
Total liabilities	57,673	57,822
Commitments and contingencies (Notes C and G)
Stockholders' Equity
Common stock ($2.50 par value; 500,000,000 shares authorized; 273,040,243 shares issued; 270,607,183 and 270,671,747 shares outstanding)	683	683
Additional paid-in capital	2,209	2,229
Retained earnings	9,702	9,915
Accumulated other comprehensive loss	(2,249)	(1,098)
Treasury stock (2,433,060 and 2,368,496 shares), at cost	(116)	(108)
Total stockholders’ equity	10,229	11,621
Total liabilities and stockholders' equity	$67,902	$69,443
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income	$728	$976
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income tax (benefit) expense	(11)	91
Trading portfolio activity	—	(14)
Net investment losses	32	62
Equity method investees	(31)	(37)
Net amortization of investments	(164)	(149)
Depreciation and amortization	58	53
Changes in:
Receivables, net	(212)	(318)
Accrued investment income	(30)	(26)
Deferred acquisition costs	(32)	(16)
Insurance reserves	1,798	1,522
Other, net	(440)	(224)
Net cash flows provided by operating activities	1,696	1,920
Cash Flows from Investing Activities
Dispositions:
Fixed maturity securities - sales	2,515	2,432
Fixed maturity securities - maturities, calls and redemptions	2,420	2,567
Equity securities	467	396
Limited partnerships	154	89
Mortgage loans	99	69
Purchases:
Fixed maturity securities	(6,207)	(6,052)
Equity securities	(476)	(429)
Limited partnerships	(300)	(252)
Mortgage loans	(28)	(110)
Change in other investments	(13)	(5)
Change in short-term investments	668	(94)
Purchases of property and equipment	(53)	(58)
Other, net	2	1
Net cash flows used by investing activities	(752)	(1,446)
Cash Flows from Financing Activities
Dividends paid to common stockholders	(943)	(922)
Proceeds from the issuance of debt	—	495
Purchase of treasury stock	(36)	(34)
Other, net	(22)	(17)
Net cash flows used by financing activities	(1,001)	(478)
Effect of foreign exchange rate changes on cash	(8)	15
Net change in cash	(65)	11
Cash, beginning of year	425	472
Cash, end of period	$360	$483
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Common Stock
Balance, beginning of period	$683	$683	$683	$683
Balance, end of period	683	683	683	683
Additional Paid-in Capital
Balance, beginning of period	2,199	2,213	2,229	2,229
Stock-based compensation	10	7	(20)	(9)
Balance, end of period	2,209	2,220	2,209	2,220
Retained Earnings
Balance, beginning of period	9,637	9,460	9,915	9,686
Dividends to common stockholders ($0.48, $0.46, $3.44 and $3.38 per share)	(131)	(124)	(941)	(923)
Net income	196	403	728	976
Balance, end of period	9,702	9,739	9,702	9,739
Accumulated Other Comprehensive Loss
Balance, beginning of period	(1,216)	(1,586)	(1,098)	(1,991)
Other comprehensive (loss) income	(1,033)	375	(1,151)	780
Balance, end of period	(2,249)	(1,211)	(2,249)	(1,211)
Treasury Stock
Balance, beginning of period	(117)	(109)	(108)	(94)
Stock-based compensation	1	—	28	19
Purchase of treasury stock	—	—	(36)	(34)
Balance, end of period	(116)	(109)	(116)	(109)
Total stockholders' equity	$10,229	$11,322	$10,229	$11,322
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

CNA Financial Corporation
Notes to Condensed Consolidated Financial Statements
Note A. General
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of CNA Financial Corporation (CNAF) and its subsidiaries. Collectively, CNAF and its subsidiaries are referred to as CNA or the Company. Loews Corporation (Loews) owned approximately 92% of the outstanding common stock of CNAF as of September 30, 2026.
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
The interim financial data as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 is unaudited. However, in the opinion of management, the interim data includes all adjustments, including normal recurring adjustments, necessary for a fair statement of the Company's results for the interim periods in accordance with GAAP. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Accounting Standards Pending Adoption
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The updated accounting guidance requires disaggregated disclosure of specified expense categories. The guidance also requires disclosure of total selling expenses and how the Company defines selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures and expects to provide additional disaggregated disclosures related to certain expense categories.

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
The following table presents the income and share data used in the basic and diluted earnings per share computations.

Periods ended September 30	Three Months		Nine Months
(In millions, except per share data)	2026	2025	2026	2025
Net income	$196	$403	$728	$976

Common Stock and Common Stock Equivalents
Basic
Weighted average shares outstanding	270.9	271.1	271.0	271.2
Diluted
Weighted average shares outstanding	270.9	271.1	271.0	271.2
Dilutive effect of stock-based awards under compensation plans	1.1	1.2	1.0	1.2
Total	272.0	272.3	272.0	272.4

Earnings per share
Basic	$0.72	$1.49	$2.69	$3.60
Diluted	$0.72	$1.48	$2.67	$3.58
Excluded from the calculation of diluted earnings per share is the impact of potential shares attributable to exercises or conversions into common stock under stock-based employee compensation plans that would have been antidilutive during the respective periods.

Note C. Investments
The significant components of Net investment income are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Fixed maturity securities	$566	$541	$1,662	$1,599
Equity securities	22	12	59	45
Limited partnership investments	35	68	189	205
Mortgage loans	17	16	49	48
Short-term investments	13	19	43	52
Trading portfolio	—	(1)	1	3
Other	6	5	14	19
Gross investment income	659	660	2,017	1,971
Investment expense	(24)	(22)	(71)	(67)
Net investment income	$635	$638	$1,946	$1,904
Net investment income (loss) recognized due to the change in fair value of common stock held as of September 30, 2026 and 2025	$10	$3	$13	$15
Net investment gains (losses) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Net investment gains (losses):
Fixed maturity securities:
Gross gains	$21	$15	$46	$33
Gross losses	(16)	(25)	(63)	(100)
Net investment gains (losses) on fixed maturity securities	5	(10)	(17)	(67)
Equity securities	(14)	4	(15)	10
Mortgage loans	1	—	1	(5)
Short-term investments and other	(1)	(1)	(1)	—
Net investment gains (losses)	$(9)	$(7)	$(32)	$(62)
Net investment gains (losses) recognized due to the change in fair value of non-redeemable preferred stock held as of September 30, 2026 and 2025	$(14)	$4	$(17)	$8
The available-for-sale impairment losses (gains) recognized in earnings by asset type are presented in the following table. The table includes losses (gains) on securities with an intention to sell and changes in the allowance for credit losses on securities since acquisition date.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Fixed maturity securities available-for-sale:
Corporate and other bonds	$3	$4	$11	$15
Asset-backed	1	2	7	7
Impairment losses (gains) recognized in earnings	$4	$6	$18	$22
There were no impairment losses recognized on mortgage loans during the three and nine months ended September 30, 2026 and the three months ended September 30, 2025. The Company recognized $5 million of impairment losses on mortgage loans during the nine months ended September 30, 2025 due to changes in expected credit losses.

The following tables present a summary of fixed maturity securities.

September 30, 2026	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,753	$173	$1,865	$17	$24,044
States, municipalities and political subdivisions	9,554	101	1,247	—	8,408
Asset-backed:
Residential mortgage-backed	4,481	2	612	—	3,871
Commercial mortgage-backed	1,554	6	107	21	1,432
Other asset-backed	3,636	7	299	27	3,317
Total asset-backed	9,671	15	1,018	48	8,620
U.S. Treasury and obligations of government-sponsored enterprises	282	—	5	—	277
Foreign government	745	1	36	—	710
Redeemable preferred stock	8	—	—	—	8
Total fixed maturity securities available-for-sale	$46,013	$290	$4,171	$65	$42,067
Total fixed maturity securities	$46,013	$290	$4,171	$65	$42,067

December 31, 2025	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$25,484	$682	$881	$28	$25,257
States, municipalities and political subdivisions	8,870	303	742	—	8,431
Asset-backed:
Residential mortgage-backed	4,011	50	366	—	3,695
Commercial mortgage-backed	1,566	18	80	21	1,483
Other asset-backed	3,729	28	194	20	3,543
Total asset-backed	9,306	96	640	41	8,721
U.S. Treasury and obligations of government-sponsored enterprises	236	1	3	—	234
Foreign government	764	7	20	—	751
Redeemable preferred stock	8	—	—	—	8
Total fixed maturity securities available-for-sale	$44,668	$1,089	$2,286	$69	$43,402
Total fixed maturity securities	$44,668	$1,089	$2,286	$69	$43,402

The following tables present the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by the length of time in which the securities have continuously been in that position.

	Less than 12 Months		12 Months or Longer		Total
September 30, 2026	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$12,474	$629	$6,978	$1,236	$19,452	$1,865
States, municipalities and political subdivisions	3,560	205	3,074	1,042	6,634	1,247
Asset-backed:
Residential mortgage-backed	2,115	124	1,683	488	3,798	612
Commercial mortgage-backed	543	17	748	90	1,291	107
Other asset-backed	1,167	39	1,250	260	2,417	299
Total asset-backed	3,825	180	3,681	838	7,506	1,018
U.S. Treasury and obligations of government-sponsored enterprises	261	4	11	1	272	5
Foreign government	400	14	205	22	605	36
Total	$20,520	$1,032	$13,949	$3,139	$34,469	$4,171

	Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In millions)
Fixed maturity securities available-for-sale:
Corporate and other bonds	$2,776	$56	$8,576	$825	$11,352	$881
States, municipalities and political subdivisions	403	8	3,471	734	3,874	742
Asset-backed:
Residential mortgage-backed	154	1	2,002	365	2,156	366
Commercial mortgage-backed	36	2	887	78	923	80
Other asset-backed	420	9	1,432	185	1,852	194
Total asset-backed	610	12	4,321	628	4,931	640
U.S. Treasury and obligations of government-sponsored enterprises	78	2	18	1	96	3
Foreign government	131	1	260	19	391	20
Total	$3,998	$79	$16,646	$2,207	$20,644	$2,286

The following table presents the estimated fair value and gross unrealized losses of available-for-sale fixed maturity securities in a gross unrealized loss position for which an allowance for credit loss has not been recorded, by ratings distribution.

	September 30, 2026		December 31, 2025
(In millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$3,200	$469	$1,980	$267
AAA	3,437	448	1,376	243
AA	6,113	1,062	3,827	623
A	8,314	843	5,025	440
BBB	12,137	1,181	7,758	639
Non-investment grade	1,268	168	678	74
Total	$34,469	$4,171	$20,644	$2,286
Based on current facts and circumstances, the Company believes the unrealized losses presented in the September 30, 2026 securities in a gross unrealized loss position tables above are not indicative of the ultimate collectability of the current amortized cost of the securities, but rather are primarily attributable to changes in risk-free interest rates. In reaching this determination, the Company considered the volatility in risk-free rates and credit spreads as well as the fact that its unrealized losses are concentrated in investment grade issuers. Additionally, the Company has no current intent to sell securities with unrealized losses, nor is it more likely than not that it will be required to sell prior to recovery of amortized cost; accordingly, the Company has determined that there are no additional impairment losses to be recorded as of September 30, 2026.

The following tables present the activity related to the allowance on available-for-sale securities with credit impairments and purchased credit-deteriorated (PCD) assets. Accrued interest receivable on available-for-sale fixed maturity securities totaled $497 million, $470 million and $469 million as of September 30, 2026, December 31, 2025 and September 30, 2025 and is excluded from the estimate of expected credit losses and the amortized cost basis in the tables included within this Note.

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2026	$16	$47	$63
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	—	—
Available-for-sale securities accounted for as PCD assets	—	—	—

Reductions to the allowance for credit losses:
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	1	3
Balance as of September 30, 2026	$17	$48	$65

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of July 1, 2025	$14	$37	$51
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	—	3	3
Available-for-sale securities accounted for as PCD assets	4	—	4

Reductions to the allowance for credit losses:
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	3	—	3
Balance as of September 30, 2025	$21	$40	$61

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2026	$28	$41	$69
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	—	3
Available-for-sale securities accounted for as PCD assets	1	—	1

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	16	—	16
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	1	—	1

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	2	7	9
Balance as of September 30, 2026	$17	$48	$65

(In millions)	Corporate and other bonds	Asset-backed	Total
Allowance for credit losses:
Balance as of January 1, 2025	$13	$32	$45
Additions to the allowance for credit losses:
Securities for which credit losses were not previously recorded	3	3	6
Available-for-sale securities accounted for as PCD assets	4	—	4

Reductions to the allowance for credit losses:
Securities disposed during the period (realized)	6	—	6
Intent to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—

Additional increases or (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	7	5	12
Balance as of September 30, 2025	$21	$40	$61

Contractual Maturity
The following table presents available-for-sale fixed maturity securities by contractual maturity.

	September 30, 2026		December 31, 2025
(In millions)	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value
Due in one year or less	$1,475	$1,463	$1,392	$1,389
Due after one year through five years	10,970	10,546	11,318	11,214
Due after five years through ten years	12,996	12,039	13,491	13,238
Due after ten years	20,572	18,019	18,467	17,561
Total	$46,013	$42,067	$44,668	$43,402
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

September 30, 2026	Mortgage Loans Amortized Cost Basis by Origination Year (1)
(In millions)	2026	2025	2024	2023	2022	Prior	Total
DSCR ≥1.6x
LTV less than 55%	$—	$38	$—	$15	$19	$227	$299
LTV 55% to 65%	—	37	—	12	12	—	61
LTV greater than 65%	—	—	—	—	—	13	13
DSCR 1.2x - 1.6x
LTV less than 55%	29	11	68	46	—	77	231
LTV 55% to 65%	—	96	33	18	51	19	217
LTV greater than 65%	5	7	—	—	15	—	27
DSCR ≤1.2x
LTV less than 55%	—	37	—	—	37	32	106
LTV 55% to 65%	—	—	—	—	7	—	7
LTV greater than 65%	—	—	—	—	17	46	63
Total	$34	$226	$101	$91	$158	$414	$1,024
(1) The values in the table above reflect DSCR on a standardized amortization period and LTV based on the most recent appraised values trended forward using changes in a commercial real estate price index.
As of September 30, 2026, accrued interest receivable on mortgage loans totaled $5 million and is excluded from the amortized cost basis disclosed in the table above and the estimate of expected credit losses.
Investment Commitments
As part of its overall investment strategy, the Company invests in various assets which require future purchase, sale or funding commitments. These investments are recorded once funded, and the related commitments may include future capital calls from various third-party limited partnerships, signed and accepted mortgage loan applications, and obligations related to private placement securities. As of September 30, 2026, the Company had commitments to purchase or fund approximately $2,085 million and sell approximately $50 million under the terms of these investments.

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

Assets and Liabilities Measured at Fair Value
Assets measured at fair value on a recurring basis are presented in the following tables. Corporate bonds and other includes obligations of the United States of America (U.S.) Treasury, government-sponsored enterprises, foreign governments and redeemable preferred stock. The Company had no liabilities measured at fair value as of September 30, 2026 or December 31, 2025.

September 30, 2026				Total
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$282	$23,197	$1,560	$25,039
States, municipalities and political subdivisions	—	8,367	41	8,408
Asset-backed	—	7,694	926	8,620
Total fixed maturity securities	282	39,258	2,527	42,067
Equity securities:
Common stock	213	—	11	224
Non-redeemable preferred stock	31	528	—	559
Total equity securities	244	528	11	783
Short-term and other	1,470	26	—	1,496
Total assets	$1,996	$39,812	$2,538	$44,346

December 31, 2025				Total
(In millions)	Level 1	Level 2	Level 3
Assets
Fixed maturity securities:
Corporate bonds and other	$238	$24,529	$1,483	$26,250
States, municipalities and political subdivisions	—	8,386	45	8,431
Asset-backed	—	7,723	998	8,721
Total fixed maturity securities	238	40,638	2,526	43,402
Equity securities:
Common stock	224	—	13	237
Non-redeemable preferred stock	35	497	—	532
Total equity securities	259	497	13	769
Short-term and other	2,086	51	—	2,137
Total assets	$2,583	$41,186	$2,539	$46,308

The tables below present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2026	$1,594	$44	$943	$10	$2,591
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(2)	—	(1)	—	(3)
Reported in Net investment income	—	—	5	1	6
Reported in Other comprehensive income (loss)	(80)	(2)	(35)	—	(117)
Total realized and unrealized investment gains (losses)	(82)	(2)	(31)	1	(114)
Purchases	61	—	57	—	118
Sales	—	—	—	—	—
Settlements	(6)	(1)	(30)	—	(37)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(7)	—	(13)	—	(20)
Balance as of September 30, 2026	$1,560	$41	$926	$11	$2,538
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2026 recognized in Net income (loss) in the period	$—	$—	$—	$1	$1
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2026 recognized in Other comprehensive income (loss) in the period	(80)	(2)	(35)	—	(117)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of July 1, 2025	$1,388	$44	$886	$10	$2,328
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	—	—	3	—	3
Reported in Net investment income	—	—	5	—	5
Reported in Other comprehensive income (loss)	21	—	8	—	29
Total realized and unrealized investment gains (losses)	21	—	16	—	37
Purchases	24	—	93	—	117
Sales	—	—	—	—	—
Settlements	(33)	—	(36)	—	(69)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance as of September 30, 2025	$1,400	$44	$959	$10	$2,413
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2025 recognized in Other comprehensive income (loss) in the period	21	—	9	—	30

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2026	$1,483	$45	$998	$13	$2,539
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	(5)	—	(7)	1	(11)
Reported in Net investment income	—	—	15	2	17
Reported in Other comprehensive income (loss)	(102)	(3)	(56)	—	(161)
Total realized and unrealized investment gains (losses)	(107)	(3)	(48)	3	(155)
Purchases	225	—	139	—	364
Sales	—	—	—	(5)	(5)
Settlements	(34)	(1)	(76)	—	(111)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(7)	—	(87)	—	(94)
Balance as of September 30, 2026	$1,560	$41	$926	$11	$2,538
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2026 recognized in Net income (loss) in the period	$—	$—	$—	$—	$—
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2026 recognized in Other comprehensive income (loss) in the period	(102)	(3)	(56)	—	(161)

Level 3 (In millions)	Corporate bonds and other	States, municipalities and political subdivisions	Asset-backed	Equity securities	Total
Balance as of January 1, 2025	$1,278	$42	$876	$20	$2,216
Total realized and unrealized investment gains (losses):
Reported in Net investment gains (losses)	1	—	(1)	2	2
Reported in Net investment income	—	—	14	(1)	13
Reported in Other comprehensive income (loss)	58	2	5	—	65
Total realized and unrealized investment gains (losses)	59	2	18	1	80
Purchases	123	—	142	—	265
Sales	—	—	—	(7)	(7)
Settlements	(75)	—	(77)	(4)	(156)
Transfers into Level 3	15	—	—	—	15
Transfers out of Level 3	—	—	—	—	—
Balance as of September 30, 2025	$1,400	$44	$959	$10	$2,413
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2025 recognized in Net income (loss) in the period	$—	$—	$—	$(1)	$(1)
Unrealized gains (losses) on Level 3 assets and liabilities held as of September 30, 2025 recognized in Other comprehensive income (loss) in the period	55	2	6	—	63
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
As of September 30, 2026 and December 31, 2025, there were $106 million and $99 million of overseas and other regulatory deposits within Other invested assets, which, subject to regulatory minimum balance requirements, can be redeemed at net asset value in 90 days or less. These deposits are excluded from the fair value hierarchy because their fair value is recorded using the net asset value per share (or equivalent) practical expedient.

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

September 30, 2026	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$2,019	Discounted cash flow	Credit spread	1% - 11% (2%)

December 31, 2025	Estimated Fair Value (In millions)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Fixed maturity securities	$1,927	Discounted cash flow	Credit spread	1% - 11% (2%)
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

September 30, 2026	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,009	$—	$—	$972	$972
Liabilities
Short-term debt	$499	$—	$493	$—	$493
Long-term debt	2,475	—	2,329	—	2,329

December 31, 2025	Carrying Amount	Estimated Fair Value
(In millions)		Level 1	Level 2	Level 3	Total
Assets
Mortgage loans	$1,079	$—	$—	$1,072	$1,072
Liabilities
Short-term debt	$—	$—	$—	$—	$—
Long-term debt	2,971	—	2,967	—	2,967
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
Catastrophes are an inherent risk of the property and casualty insurance business and have contributed to material period-to-period fluctuations in our results of operations and/or equity. Catastrophe-related reinstatement premiums represent additional consideration paid under certain reinsurance agreements to reinstate coverage limits that have been exhausted as a result of losses. The Company reported catastrophe losses, net of reinsurance, of $78 million and $226 million for the three and nine months ended September 30, 2026 and $41 million and $200 million for the three and nine months ended September 30, 2025 driven by severe weather related events. The Company also reported catastrophe-related reinsurance reinstatement premiums of $9 million for the nine months ended September 30, 2026. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.

Liability for Unpaid Claim and Claim Adjustment Expenses
The following table presents a reconciliation between beginning and ending claim and claim adjustment expense reserves.

For the nine months ended September 30
(In millions)	2026	2025
Reserves, beginning of year:
Gross	$26,599	$24,976
Ceded	5,982	5,713
Net reserves, beginning of year	20,617	19,263
Net incurred claim and claim adjustment expenses:
Provision for insured events of current year	5,366	5,011
Increase (decrease) in provision for insured events of prior years	189	191
Amortization of discount	28	29
Total net incurred (1)	5,583	5,231
Net payments attributable to:
Current year events	(691)	(659)
Prior year events	(3,551)	(3,463)
Total net payments	(4,242)	(4,122)
Foreign currency translation adjustment and other	(106)	165
Net reserves, end of period	21,852	20,537
Ceded reserves, end of period	6,065	5,988
Gross reserves, end of period	$27,917	$26,525
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Pretax (favorable) unfavorable development:
Specialty	$—	$—	$44	$10
Commercial	34	(1)	84	46
International	(35)	—	(35)	—
Corporate & Other	—	—	97	134
Total pretax (favorable) unfavorable development	$(1)	$(1)	$190	$190
Unfavorable development of $97 million and $134 million was recorded within the Corporate & Other segment for the nine months ended September 30, 2026 and 2025, largely associated with legacy mass tort abuse claim activity and the ongoing effects of social inflation. Unfavorable development for the nine months ended September 30, 2025 also included an agreement with the Diocese of Rochester.

Specialty
The following table presents further detail of the development recorded for the Specialty segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Pretax (favorable) unfavorable development:
Medical Professional Liability	$—	$—	$—	$—
Other Professional Liability and Management Liability	34	25	104	43
Surety	(25)	(25)	(51)	(47)
Warranty	(9)	—	(9)	10
Other	—	—	—	4
Total pretax (favorable) unfavorable development	$—	$—	$44	$10
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

Commercial
The following table presents further detail of the development recorded for the Commercial segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Pretax (favorable) unfavorable development:
Commercial Auto	$7	$—	$7	$50
General Liability	115	—	226	62
Workers' Compensation	(50)	(1)	(82)	(66)
Property and Other	(38)	—	(67)	—
Total pretax (favorable) unfavorable development	$34	$(1)	$84	$46
Three Months
2026
Unfavorable development in general liability was due to higher than expected claim severity and frequency in recent prior accident years.
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in older accident years.
Favorable development in property and other was due to favorable emergence in multiple accident years.
Nine Months
2026
Unfavorable development in general liability was due to higher than expected claim severity and frequency in recent prior accident years.
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
Favorable development in workers’ compensation was due to favorable medical trends driving lower than expected severity in multiple accident years.

International
The following table presents further detail of the development recorded for the International segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Pretax (favorable) unfavorable development:
Commercial	$(20)	$(1)	$(35)	$(4)
Specialty	(15)	1	—	5
Other	—	—	—	(1)
Total pretax (favorable) unfavorable development	$(35)	$—	$(35)	$—
Three Months
2026
Favorable development in commercial was due to better than expected loss experience in the Company's property business.
Favorable development in specialty was due to better than expected loss experience in the Company's professional liability and management liability businesses.
Nine Months
2026
Favorable development in commercial was due to better than expected loss experience in the Company's energy, middle market, property and marine businesses.

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
The impact of the LPT on the Condensed Consolidated Statements of Operations was the recognition of a retroactive reinsurance benefit of $11 million and $14 million for the three months ended September 30, 2026 and 2025 and $57 million and $39 million for the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the cumulative amounts ceded under the LPT were $3.9 billion. The unrecognized deferred retroactive reinsurance benefit was $413 million and $470 million as of September 30, 2026 and December 31, 2025 and is included within Other liabilities on the Condensed Consolidated Balance Sheets.
NICO established a collateral trust account as security for its obligations to the Company. The fair value of the collateral trust account was $1.9 billion as of September 30, 2026. In addition, Berkshire Hathaway Inc. guaranteed the payment obligations of NICO up to the aggregate reinsurance limit as well as certain of NICO’s performance obligations under the trust agreement. NICO is responsible for claims handling and billing and collection from third-party reinsurers related to the majority of the Company’s A&EP claims.
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
The cash flow assumption updates for the third quarter of 2026 resulted in a $173 million pretax increase in the LFPB. Included in the assumption updates were unfavorable cost of care inflation and morbidity impacts, partially offset by favorable premium rate actions.
The cash flow assumption updates for the third quarter of 2025 resulted in a $7 million pretax increase in the LFPB. Included in the assumption updates were unfavorable incidence, claim closure and cost of care inflation impacts, offset by favorable premium rate actions.
See Note A to the Consolidated Financial Statements within CNAF's Annual Report on Form 10-K for the year ended December 31, 2025 for further information on the long-term care reserving process.

The following table summarizes balances and changes in the LFPB.

(In millions)	2026	2025
Present value of future net premiums
Balance, January 1	$3,363	$3,425
Effect of changes in discount rate	(71)	(7)
Balance, January 1, at original locked in discount rate	3,292	3,418
Effect of changes in cash flow assumptions (1)	45	114
Effect of actual variances from expected experience (1)	(15)	(2)
Adjusted balance, January 1	3,322	3,530
Interest accrual	125	133
Net premiums: earned during period	(298)	(306)
Balance, end of period at original locked in discount rate	3,149	3,357
Effect of changes in discount rate	(128)	83
Balance, September 30	$3,021	$3,440

Present value of future benefits & expenses
Balance, January 1	$16,811	$16,583
Effect of changes in discount rate	173	440
Balance, January 1, at original locked in discount rate	16,984	17,023
Effect of changes in cash flow assumptions (1)	218	121
Effect of actual variances from expected experience (1)	78	50
Adjusted balance, January 1	17,280	17,194
Interest accrual	683	688
Benefit & expense payments	(870)	(870)
Balance, end of period at original locked in discount rate	17,093	17,012
Effect of changes in discount rate	(1,635)	(26)
Balance, September 30	$15,458	$16,986

Net LFPB	$12,437	$13,546
(1) As of September 30, 2026 and 2025 the re-measurement gain (loss) of $(266) million and $(59) million presented parenthetically on the Condensed Consolidated Statement of Operations is comprised of the effect of changes in cash flow assumptions and the effect of actual variances from expected experience.

The following table presents earned premiums and interest accretion associated with the Company’s long-term care business recognized on the Condensed Consolidated Statement of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Earned premiums	$101	$106	$307	$318
Interest accretion	188	185	558	555
The following table presents undiscounted expected future benefit and expense payments, and undiscounted expected future gross premiums.

	As of September 30
(In millions)	2026	2025
Expected future benefit and expense payments	$31,316	$31,582
Expected future gross premiums	4,667	5,048
Discounted expected future gross premiums at the upper-medium grade fixed income instrument yield discount rate were $3,136 million and $3,580 million as of September 30, 2026 and 2025.
The weighted average effective duration of the LFPB calculated using the original locked in discount rate was 11 years as of September 30, 2026 and 2025.
The weighted average interest rates in the table below are calculated based on the rate used to discount all future cash flows.

	As of September 30		As of December 31
	2026	2025	2025
Original locked in discount rate	5.13%	5.16%	5.16%
Upper-medium grade fixed income instrument discount rate	6.25	5.24	5.32
For the three and nine months ended September 30, 2026, immediate charges to net income resulting from adverse development in certain cohorts where the Net Premium Ratio (NPR) exceeded 100% were $218 million and $267 million. For the three and nine months ended September 30, 2025, immediate charges to net income resulting from adverse development in certain cohorts where the NPR exceeded 100% were $65 million and $93 million.
For the three and nine months ended September 30, 2026, favorable reversals through net income of loss recognized in prior periods for cohorts with NPR's exceeding 100% were less than $1 million and $13 million. For the three and nine months ended September 30, 2025, favorable reversals through net income of loss recognized in prior periods for cohorts with NPR's exceeding 100% were $43 million and $54 million.

Note G. Legal Proceedings, Contingencies and Guarantees
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position.
Guarantees
The Company has provided guarantees, if the primary obligor fails to perform, to holders of structured settlement annuities issued by a previously owned subsidiary. As of September 30, 2026, the potential amount of future payments the Company could be required to pay under these guarantees was approximately $1.8 billion, which will be paid over the lifetime of the annuitants. The Company does not believe any payment is likely under these guarantees, as the Company is the beneficiary of a trust that must be maintained at a level that approximates the discounted reserves for these annuities.

Note H. Benefit Plans
The components of net periodic pension cost (benefit) are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Net periodic pension cost (benefit)
Interest cost on projected benefit obligation	$8	$9	$25	$27
Expected return on plan assets	(14)	(14)	(42)	(41)
Amortization of net actuarial loss (gain)	1	2	4	6
Total net periodic pension cost (benefit)	$(5)	$(3)	$(13)	$(8)
The following table indicates the line items in which the non-service cost (benefit) is presented in the Condensed Consolidated Statements of Operations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Non-service cost (benefit):
Insurance claims and policyholders' benefits	$(1)	$(1)	$(3)	$(2)
Other operating expenses	(4)	(2)	(10)	(6)
Total net periodic pension cost (benefit)	$(5)	$(3)	$(13)	$(8)

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

Note I. Stockholders' Equity
Common Stock Repurchases
The Company repurchased 755,000 and 700,000 shares of CNAF common stock at an aggregate cost of $36 million and $34 million during the nine months ended September 30, 2026 and 2025.
Stock-Based Compensation
The Company issued 690,436 and 521,903 shares of CNAF common stock to settle employee stock-based compensation awards under the CNAF Incentive Compensation Plan during the nine months ended September 30, 2026 and 2025.
Accumulated Other Comprehensive Income (Loss)
The tables below display the changes in Accumulated other comprehensive income (loss) by component.

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2026	$(23)	$(1,223)	$(165)	$372	$(177)	$(1,216)
Other comprehensive income (loss) before reclassifications	(3)	(1,838)	—	818	(7)	(1,030)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $—, $(2), $—, $—, $— and $(2)	(3)	6	—	—	—	3
Other comprehensive income (loss) net of tax (expense) benefit of $—, $494, $—, $(217), $— and $277	—	(1,844)	—	818	(7)	(1,033)
Balance as of September 30, 2026	$(23)	$(3,067)	$(165)	$1,190	$(184)	$(2,249)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of July 1, 2025	$(15)	$(1,521)	$(188)	$236	$(98)	$(1,586)
Other comprehensive income (loss) before reclassifications	(1)	554	—	(150)	(38)	365
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $—, $—, $—, $— and $2	(4)	(4)	(2)	—	—	(10)
Other comprehensive income (loss) net of tax (expense) benefit of $(1), $(148), $—, $40, $— and $(109)	3	558	2	(150)	(38)	375
Balance as of September 30, 2025	$(12)	$(963)	$(186)	$86	$(136)	$(1,211)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2026	$(15)	$(988)	$(166)	$192	$(121)	$(1,098)
Other comprehensive income (loss) before reclassifications	(18)	(2,083)	(2)	998	(63)	(1,168)
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $2, $1, $1, $—, $— and $4	(10)	(4)	(3)	—	—	(17)
Other comprehensive income (loss) net of tax (expense) benefit of $2, $558, $—, $(265), $— and $295	(8)	(2,079)	1	998	(63)	(1,151)
Balance as of September 30, 2026	$(23)	$(3,067)	$(165)	$1,190	$(184)	$(2,249)

(In millions)	Net unrealized gains (losses) on investments with an allowance for credit losses	Net unrealized gains (losses) on other investments	Pension and postretirement benefits	Cumulative impact of changes in discount rates used to measure long duration contracts	Cumulative foreign currency translation adjustment	Total
Balance as of January 1, 2025	$(13)	$(1,876)	$(191)	$353	$(264)	$(1,991)
Other comprehensive income (loss) before reclassifications	(11)	873	—	(267)	128	723
Amounts reclassified from accumulated other comprehensive income (loss) net of tax (expense) benefit of $4, $11, $1, $—, $— and $16	(12)	(40)	(5)	—	—	(57)
Other comprehensive income (loss) net of tax (expense) benefit of $—, $(244), $(1), $71, $— and $(174)	1	913	5	(267)	128	780
Balance as of September 30, 2025	$(12)	$(963)	$(186)	$86	$(136)	$(1,211)
Amounts reclassified from Accumulated other comprehensive income (loss) shown above are reported in Net income (loss) as follows:

Component of AOCI	Condensed Consolidated Statements of Operations Line Item Affected by Reclassifications
Net unrealized gains (losses) on investments with an allowance for credit losses and Net unrealized gains (losses) on other investments	Net investment gains (losses)
Pension and postretirement benefits	Other operating expenses and Insurance claims and policyholders' benefits

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

The Company's results of operations and selected balance sheet items by segment are presented in the following tables.

Three months ended September 30, 2026	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$907	$1,475	$349	$101	$—	$(1)	$2,831
Net investment income	150	204	48	223	10	—	635
Non-insurance warranty revenue	357	—	—	—	—	—	357
Other revenues	—	5	—	1	3	(2)	7
Total operating revenues	1,414	1,684	397	325	13	(3)	3,830
Claims, benefits and expenses
Net incurred claims and benefits	570	1,075	181	516	(6)	—	2,336
Policyholders’ dividends	3	8	—	—	—	—	11
Amortization of deferred acquisition costs	207	213	72	—	—	—	492
Non-insurance warranty expense	339	—	—	—	—	—	339
Insurance related administrative expenses	97	176	47	30	—	(1)	349
Interest expense	—	—	—	—	32	—	32
Other segment items (1)	13	10	(14)	1	17	(2)	25
Total claims, benefits and expenses	1,229	1,482	286	547	43	(3)	3,584

Income tax (expense) benefit on core income (loss)	(39)	(40)	(22)	51	7	—	(43)

Core income (loss)	$146	$162	$89	$(171)	$(23)	$—	$203
Net investment gains (losses)							(9)
Income tax (expense) benefit on net investment gains (losses)							2
Net investment gains (losses), after tax							(7)
Net income (loss)							$196
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

Nine months ended September 30, 2026	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,637	$4,328	$1,020	$307	$—	$(1)	$8,291
Net investment income	463	640	135	677	31	—	1,946
Non-insurance warranty revenue	1,098	—	—	—	—	—	1,098
Other revenues	1	22	—	—	9	(8)	24
Total operating revenues	4,199	4,990	1,155	984	40	(9)	11,359
Claims, benefits and expenses
Net incurred claims and benefits	1,707	3,154	594	1,150	54	—	6,659
Policyholders’ dividends	10	22	—	—	—	—	32
Amortization of deferred acquisition costs	605	626	218	—	—	—	1,449
Non-insurance warranty expense	1,051	—	—	—	—	—	1,051
Insurance related administrative expenses	277	522	135	90	1	(1)	1,024
Interest expense	—	—	—	—	98	—	98
Other segment items (1)	40	32	(12)	1	52	(8)	105
Total claims, benefits and expenses	3,690	4,356	935	1,241	205	(9)	10,418

Income tax (expense) benefit on core income (loss)	(107)	(128)	(57)	67	36	—	(189)

Core income (loss)	$402	$506	$163	$(190)	$(129)	$—	$752
Net investment gains (losses)							(32)
Income tax (expense) benefit on net investment gains (losses)							8
Net investment gains (losses), after tax							(24)
Net income (loss)							$728
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

September 30, 2026	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Reinsurance receivables	$1,725	$2,029	$638	$53	$2,134	$—	$6,579
Insurance receivables	898	2,469	414	—	—	—	3,781
Deferred acquisition costs	466	403	145	—	—	—	1,014
Goodwill	117	—	30	—	—	—	147
Deferred non-insurance warranty acquisition expense	2,868	—	—	—	—	—	2,868
Insurance reserves
Claim and claim adjustment expenses	8,142	13,258	3,549	539	2,429	—	27,917
Unearned premiums	3,308	3,519	796	91	—	—	7,714
Future policy benefits	—	—	—	12,437	—	—	12,437
Deferred non-insurance warranty revenue	3,626	—	—	—	—	—	3,626

Nine months ended September 30, 2025	Specialty	Commercial	International	Life & Group	Corporate & Other
(In millions)						Eliminations	Total
Operating revenues
Net earned premiums	$2,573	$4,235	$978	$318	$—	$(1)	$8,103
Net investment income	483	575	114	687	45	—	1,904
Non-insurance warranty revenue	1,188	—	—	—	—	—	1,188
Other revenues	1	26	—	—	8	(7)	28
Total operating revenues	4,245	4,836	1,092	1,005	53	(8)	11,223
Claims, benefits and expenses
Net incurred claims and benefits	1,562	2,907	590	949	107	—	6,115
Policyholders’ dividends	7	22	—	—	—	—	29
Amortization of deferred acquisition costs	581	645	197	—	—	—	1,423
Non-insurance warranty expense	1,146	—	—	—	—	—	1,146
Insurance related administrative expenses	268	498	125	90	2	(1)	982
Interest expense	—	—	—	—	99	—	99
Other segment items (1)	41	36	(12)	1	66	(7)	125
Total claims, benefits and expenses	3,605	4,108	900	1,040	274	(8)	9,919

Income tax (expense) benefit on core income (loss)	(137)	(153)	(55)	20	46	—	(279)

Core income (loss)	$503	$575	$137	$(15)	$(175)	$—	$1,025
Net investment gains (losses)							(62)
Income tax (expense) benefit on net investment gains (losses)							13
Net investment gains (losses), after tax							(49)
Net income (loss)							$976
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

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Specialty
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$570	$534	$1,657	$1,552
Catastrophe losses	—	—	—	—
(Favorable) unfavorable development (1)	—	—	44	10
Commercial
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$970	$921	$2,859	$2,674
Catastrophe losses	70	39	207	182
(Favorable) unfavorable development (1)	34	(1)	84	46
International
Non-catastrophe net incurred claim and claim adjustment expenses related to current year	$208	$201	$610	$572
Catastrophe losses	8	2	19	18
(Favorable) unfavorable development (1)	(35)	—	(35)	—
(1) (Favorable) unfavorable development does not include the effects of interest accretion and change in allowance for uncollectible reinsurance.
The following table presents operating revenues by line of business for each reportable segment.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Specialty
Management & Professional Liability	$798	$773	$2,361	$2,297
Surety	225	225	624	618
Warranty & Alternative Risks	391	439	1,214	1,330
Specialty revenues	1,414	1,437	4,199	4,245
Commercial
Middle Market (1)	510	470	1,498	1,391
Construction (1)	520	530	1,533	1,550
Small Business	161	160	469	477
Other Commercial (1)	493	493	1,490	1,418
Commercial revenues	1,684	1,653	4,990	4,836
International
Canada	114	114	335	312
Europe	173	165	508	465
Hardy	110	107	312	315
International revenues	397	386	1,155	1,092
Life & Group revenues	325	332	984	1,005
Corporate & Other revenues	13	18	40	53
Eliminations	(3)	(2)	(9)	(8)
Total operating revenues	3,830	3,824	11,359	11,223
Net investment gains (losses)	(9)	(7)	(32)	(62)
Total revenues	$3,821	$3,817	$11,327	$11,161
(1) Effective March 31, 2026, certain Commercial lines of businesses were realigned to reflect changes in management's responsibility for those businesses. Prior period information has been conformed to the new line of business presentation.

Note K. Non-Insurance Revenues from Contracts with Customers
The Company had deferred non-insurance warranty revenue balances of $3.6 billion and $4.1 billion reported under Liabilities as of September 30, 2026 and December 31, 2025. For the three and nine months ended September 30, 2026, the Company recognized $0.2 billion and $0.8 billion of revenues that were included in the deferred revenue balance as of January 1, 2026. For the three and nine months ended September 30, 2025, the Company recognized $0.4 billion and $1.1 billion of revenues that were included in the deferred revenue balance as of January 1, 2025. For the three and nine months ended September 30, 2026 and 2025, non-insurance warranty revenue recognized from performance obligations related to prior periods due to a change in estimate was not material. The Company expects to recognize approximately $0.5 billion of the deferred revenue in the remainder of 2026, $1.0 billion in 2027, $0.8 billion in 2028 and $1.3 billion thereafter.

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
The following tables present reconciliations of net income to core income, underwriting gain and underlying underwriting gain for our Property & Casualty Operations:

Three months ended September 30, 2026	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$143	$160	$88	$391
Net investment losses, after tax	3	2	1	6
Core income	$146	$162	$89	$397
Less:
Net investment income	150	204	48	402
Non-insurance warranty revenue (expense)	18	—	—	18
Other revenue (expense), including interest expense	(13)	(5)	14	(4)
Income tax expense on core income	(39)	(40)	(22)	(101)
Underwriting gain	30	3	49	82
Catastrophe-related reinstatement premiums	—	—	—	—
Catastrophe losses	—	70	8	78
Effect of unfavorable (favorable) development-related items	—	35	(35)	—
Underlying underwriting gain	$30	$108	$22	$160

Three months ended September 30, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$173	$229	$44	$446
Net investment losses, after tax	3	4	3	10
Core income	$176	$233	$47	$456
Less:
Net investment income	162	192	42	396
Non-insurance warranty revenue (expense)	16	—	—	16
Other revenue (expense), including interest expense	(15)	(3)	1	(17)
Income tax expense on core income	(47)	(62)	(24)	(133)
Underwriting gain	60	106	28	194
Catastrophe-related reinstatement premiums	—	—	—	—
Catastrophe losses	—	39	2	41
Effect of development-related items	—	—	—	—
Underlying underwriting gain	$60	$145	$30	$235

Nine months ended September 30, 2026	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$395	$498	$160	$1,053
Net investment losses, after tax	7	8	3	18
Core income	$402	$506	$163	$1,071
Less:
Net investment income	463	640	135	1,238
Non-insurance warranty revenue (expense)	47	—	—	47
Other revenue (expense), including interest expense	(39)	(10)	12	(37)
Income tax expense on core income	(107)	(128)	(57)	(292)
Underwriting gain	38	4	73	115
Catastrophe-related reinstatement premiums	—	9	—	9
Catastrophe losses	—	207	19	226
Effect of unfavorable (favorable) development-related items	50	92	(35)	107
Underlying underwriting gain	$88	$312	$57	$457

Nine months ended September 30, 2025	Specialty	Commercial	International	Property & Casualty
(In millions)
Net income	$487	$552	$135	$1,174
Net investment losses, after tax	16	23	2	41
Core income	$503	$575	$137	$1,215
Less:
Net investment income	483	575	114	1,172
Non-insurance warranty revenue (expense)	42	—	—	42
Other revenue (expense), including interest expense	(40)	(10)	12	(38)
Income tax expense on core income	(137)	(153)	(55)	(345)
Underwriting gain	155	163	66	384
Catastrophe-related reinstatement premiums	—	—	—	—
Catastrophe losses	—	182	18	200
Effect of unfavorable development-related items	10	54	—	64
Underlying underwriting gain	$165	$399	$84	$648
The following table presents a reconciliation of net loss to core loss for our Life & Group segment:

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Net loss	$(173)	$(17)	$(196)	$(22)
Net investment losses (gains), after tax	2	(5)	6	7
Core loss	$(171)	$(22)	$(190)	$(15)
The following table presents a reconciliation of net loss to core loss for our Corporate & Other segment:

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Net loss	$(22)	$(26)	$(129)	$(176)
Net investment (gains) losses, after tax	(1)	1	—	1
Core loss	$(23)	$(25)	$(129)	$(175)

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

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Operating Revenues
Net earned premiums	$2,831	$2,783	$8,291	$8,103
Net investment income	635	638	1,946	1,904
Non-insurance warranty revenue	357	393	1,098	1,188
Other revenues	7	10	24	28
Total operating revenues	3,830	3,824	11,359	11,223
Claims, Benefits and Expenses
Net incurred claims and benefits (re-measurement loss of $222, $36, $266 and $59)	2,336	2,023	6,659	6,115
Policyholders' dividends	11	9	32	29
Amortization of deferred acquisition costs	492	483	1,449	1,423
Non-insurance warranty expense	339	377	1,051	1,146
Insurance related administrative expenses	349	324	1,024	982
Interest expense	32	36	98	99
Other expenses	25	52	105	125
Total claims, benefits and expenses	3,584	3,304	10,418	9,919
Income tax expense on core income	(43)	(111)	(189)	(279)
Core income	203	409	752	1,025
Net investment losses	(9)	(7)	(32)	(62)
Income tax benefit on net investment losses	2	1	8	13
Net investment losses, after tax	(7)	(6)	(24)	(49)
Net income	$196	$403	$728	$976
Three Month Comparison
Core income decreased $206 million for the three months ended September 30, 2026 as compared with the same period in 2025. Core income for our Property & Casualty Operations decreased $59 million primarily driven by lower underlying underwriting results and higher catastrophe losses. Core results for our Life & Group segment decreased $149 million as a result of the annual reserve review, while core loss for our Corporate & Other segment improved $2 million.
Catastrophe losses were $78 million and $41 million for the three months ended September 30, 2026 and 2025 driven by severe weather related events. There were no catastrophe-related reinsurance reinstatement premiums for the three months ended September 30, 2026 or 2025. Favorable net prior year loss reserve development of $1 million was recorded for the three months ended September 30, 2026 and 2025 related to our Commercial and International segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Core income decreased $273 million for the nine months ended September 30, 2026 as compared with the same period in 2025. Core income for our Property & Casualty Operations decreased $144 million primarily driven by lower underlying underwriting results, higher unfavorable net prior year loss reserve development and higher catastrophe losses, partially offset by higher net investment income. Core results for our Life & Group segment decreased $175 million as a result of the annual reserve review, while core loss for our Corporate & Other segment improved $46 million.
Catastrophe losses were $226 million and catastrophe-related reinsurance reinstatement premiums were $9 million for the nine months ended September 30, 2026 driven by severe weather related events. Catastrophe losses were $200 million for the nine months ended September 30, 2025 driven by severe weather related events. There were no catastrophe-related reinsurance reinstatement premiums for the nine months ended September 30, 2025. Unfavorable net prior year loss reserve development of $190 million was recorded for each of the nine months ended September 30, 2026 and 2025 related to our Specialty, Commercial, International and Corporate & Other segments. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2026	2025	2026	2025
Net written premiums	$900	$867	$2,671	$2,601
Net earned premiums	907	881	2,637	2,573
Underwriting gain	30	60	38	155
Net investment income	150	162	463	483
Core income	146	176	402	503

Other performance metrics:
Loss ratio	62.9%	60.6%	64.7%	60.7%
Expense ratio	33.6	32.5	33.5	33.0
Dividend ratio	0.3	0.2	0.4	0.3
Combined ratio	96.8%	93.3%	98.6%	94.0%
Less: Effect of catastrophe impacts	0.1	—	—	—
Less: Effect of unfavorable development-related items	—	—	1.9	0.4
Underlying combined ratio	96.7%	93.3%	96.7%	93.6%
Underlying loss ratio	62.8%	60.6%	62.8%	60.3%

Rate	4%	3%	4%	3%
Renewal premium change	5	4	5	4
Retention	83	86	84	87
New business	$137	$131	$439	$365
Three Month Comparison
Net written premiums for Specialty increased $33 million for the three months ended September 30, 2026 as compared with the same period in 2025 driven by rate and higher new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $30 million for the three months ended September 30, 2026 as compared with the same period in 2025 primarily due to lower underlying underwriting results and lower net investment income.
The combined ratio of 96.8% increased 3.5 points for the three months ended September 30, 2026 as compared with the same period in 2025 primarily due to a 2.3 point increase in the loss ratio and a 1.1 point increase in the expense ratio. The increase in the loss ratio reflected a higher underlying loss ratio across various lines. The underlying loss ratio was consistent with the first half of 2026. The increase in the expense ratio was primarily driven by higher acquisition costs. Catastrophe losses were less than $1 million, or 0.1 points of the loss ratio, for the three months ended September 30, 2026 as compared with no catastrophe losses for the three months ended September 30, 2025.

Nine Month Comparison
Net written premiums for Specialty increased $70 million for the nine months ended September 30, 2026 as compared with the same period in 2025 driven by higher new business and rate partially offset by lower retention. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $101 million for the nine months ended September 30, 2026 as compared with the same period in 2025 primarily due to lower underlying underwriting results, higher unfavorable net prior year loss reserve development and lower net investment income.
The combined ratio of 98.6% increased 4.6 points for the nine months ended September 30, 2026 as compared with the same period in 2025 primarily due to a 4.0 point increase in the loss ratio and a 0.5 point increase in the expense ratio. The increase in the loss ratio reflected both a higher underlying loss ratio across various lines and higher unfavorable net prior year loss reserve development. The increase in the expense ratio was primarily driven by higher acquisition costs. Catastrophe losses were less than $1 million for the nine months ended September 30, 2026. There were no catastrophe losses for the nine months ended September 30, 2025.
Unfavorable net prior year loss reserve development of $44 million and $10 million was recorded for the nine months ended September 30, 2026 and 2025. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Specialty.

(In millions)	September 30, 2026	December 31, 2025
Gross case reserves	$2,178	$2,166
Gross IBNR reserves	5,964	5,618
Total gross carried claim and claim adjustment expense reserves	$8,142	$7,784
Net case reserves	$1,816	$1,801
Net IBNR reserves	4,710	4,387
Total net carried claim and claim adjustment expense reserves	$6,526	$6,188

Commercial
The following table details the results of operations for Commercial and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2026	2025	2026	2025
Net written premiums	$1,274	$1,251	$4,397	$4,312
Net earned premiums	1,475	1,453	4,328	4,235
Underwriting gain	3	106	4	163
Net investment income	204	192	640	575
Core income	162	233	506	575

Other performance metrics:
Loss ratio	73.0%	66.1%	72.9%	68.7%
Expense ratio	26.2	26.1	26.5	26.9
Dividend ratio	0.5	0.5	0.5	0.5
Combined ratio	99.7%	92.7%	99.9%	96.1%
Less: Effect of catastrophe impacts	4.8	2.7	5.0	4.3
Less: Effect of unfavorable development-related items	2.4	—	2.1	1.3
Underlying combined ratio	92.5%	90.0%	92.8%	90.5%
Underlying loss ratio	65.8%	63.4%	65.8%	63.1%

Rate	2%	5%	1%	5%
Renewal premium change	3	6	3	7
Retention	83	79	81	82
New business	$332	$324	$1,147	$1,114
Three Month Comparison
Net written premiums for Commercial increased $23 million for the three months ended September 30, 2026 as compared with the same period in 2025 driven by rate and higher new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $71 million for the three months ended September 30, 2026 as compared with the same period in 2025 driven by lower underlying underwriting results, unfavorable net prior year loss reserve development and higher catastrophe losses, partially offset by higher net investment income.
The combined ratio of 99.7% increased 7.0 points for the three months ended September 30, 2026 as compared with the same period in 2025 primarily due to a 6.9 point increase in the loss ratio. The increase in the loss ratio reflected a higher underlying loss ratio in excess casualty and workers' compensation, unfavorable net prior year loss reserve development and higher catastrophe losses. The underlying loss ratio was consistent with the first half of 2026. Catastrophe losses were $70 million, or 4.8 points of the loss ratio, for the three months ended September 30, 2026 as compared with $39 million, or 2.7 points of the loss ratio, for the three months ended September 30, 2025. The expense ratio was generally consistent with the same period in 2025.
Unfavorable net prior year loss reserve development of $34 million was recorded for the three months ended September 30, 2026 as compared with $1 million of favorable net prior year loss reserve development recorded for the three months ended September 30, 2025. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for Commercial increased $85 million for the nine months ended September 30, 2026 as compared with the same period in 2025 driven by rate and higher new business. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income decreased $69 million for the nine months ended September 30, 2026 as compared with the same period in 2025 due to lower underlying underwriting results, higher unfavorable net prior year loss reserve development and higher catastrophe losses, partially offset by higher net investment income.
The combined ratio of 99.9% increased 3.8 points for the nine months ended September 30, 2026 as compared with the same period in 2025 due to a 4.2 point increase in the loss ratio partially offset by a 0.4 point improvement in the expense ratio. The increase in the loss ratio was driven by a higher underlying loss ratio in excess casualty and workers' compensation, higher unfavorable net prior year loss reserve development and higher catastrophe losses. Catastrophe losses were $207 million for the nine months ended September 30, 2026 as compared with $182 million for the nine months ended September 30, 2025. The current year also includes $9 million of catastrophe-related reinsurance reinstatement premiums. The effect of catastrophe impacts on the loss ratio was 5.0 points for the nine months ended September 30, 2026 as compared with 4.3 points for the nine months ended September 30, 2025. The improvement in the expense ratio was primarily driven by lower acquisition costs.
Unfavorable net prior year loss reserve development of $84 million and $46 million was recorded for the nine months ended September 30, 2026 and 2025. Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Commercial.

(In millions)	September 30, 2026	December 31, 2025
Gross case reserves	$4,218	$4,093
Gross IBNR reserves	9,040	8,156
Total gross carried claim and claim adjustment expense reserves	$13,258	$12,249
Net case reserves	$3,662	$3,508
Net IBNR reserves	7,803	7,188
Total net carried claim and claim adjustment expense reserves	$11,465	$10,696

International
The following table details the results of operations for International and provides the components to reconcile the combined ratio and loss ratio to the underlying combined ratio and underlying loss ratio.

Periods ended September 30	Three Months		Nine Months
(In millions, except ratios, rate, renewal premium change and retention)	2026	2025	2026	2025
Net written premiums	$333	$319	$1,026	$976
Net earned premiums	349	344	1,020	978
Underwriting gain	49	28	73	66
Net investment income	48	42	135	114
Core income	89	47	163	137

Other performance metrics:
Loss ratio	51.8%	59.1%	58.2%	60.3%
Expense ratio	34.3	32.7	34.7	32.9
Combined ratio	86.1%	91.8%	92.9%	93.2%
Less: Effect of catastrophe impacts	2.1	0.6	1.8	1.8
Less: Effect of favorable development-related items	(10.1)	—	(3.4)	—
Underlying combined ratio	94.1%	91.2%	94.5%	91.4%
Underlying loss ratio	59.8%	58.5%	59.8%	58.5%

Rate	(4)%	(6)%	(5)%	(4)%
Renewal premium change	(2)	(3)	(2)	(1)
Retention	87	83	86	85
New business	$86	$94	$268	$280
Three Month Comparison
Net written premiums for International increased $14 million for the three months ended September 30, 2026 as compared with the same period in 2025. Excluding the effect of foreign currency exchange rates, net written premiums increased $18 million as compared with the same period in 2025 driven by higher retention partially offset by lower rate. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $42 million for the three months ended September 30, 2026 as compared with the same period in 2025, primarily driven by favorable net prior year loss reserve development in the current period compared with no net prior year loss reserve development in the prior year period.
The combined ratio of 86.1% improved 5.7 points for the three months ended September 30, 2026 as compared with the same period in 2025 due to a 7.3 point improvement in the loss ratio partially offset by a 1.6 point increase in the expense ratio. The improvement in the loss ratio was due to $35 million of favorable net prior year loss reserve development in the three months ended September 30, 2026 compared with no net prior year loss reserve development in the same period in 2025, partially offset by higher catastrophe losses and an increase in the underlying loss ratio across most lines. The underlying loss ratio was consistent with the first half of 2026. Catastrophe losses were $8 million, or 2.1 points of the loss ratio, for the three months ended September 30, 2026, as compared with $2 million, or 0.6 points of the loss ratio, for the three months ended September 30, 2025. The increase in the expense ratio reflects higher acquisition costs.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.

Nine Month Comparison
Net written premiums for International increased $50 million for the nine months ended September 30, 2026 as compared with the same period in 2025. Excluding the effect of foreign currency exchange rates, net written premiums increased $26 million as compared with the same period in 2025 driven by higher retention partially offset by lower rate. The increase in net earned premiums was consistent with the trend in net written premiums.
Core income increased $26 million for the nine months ended September 30, 2026 as compared with the same period in 2025, driven by favorable net prior year loss reserve development in the current period compared with no development in the prior year period and higher net investment income, partially offset by lower underlying underwriting results.
The combined ratio of 92.9% improved 0.3 points for the nine months ended September 30, 2026 as compared with the same period in 2025 due to a 2.1 point improvement in the loss ratio largely offset by a 1.8 point increase in the expense ratio. The improvement in the loss ratio was primarily due to $35 million of favorable net prior year loss reserve development in the nine months ended September 30, 2026 compared with no net prior year loss reserve development in the same period in 2025, partially offset by an increase in the underlying loss ratio across most lines. Catastrophe losses were $19 million, or 1.8 points of the loss ratio, for the nine months ended September 30, 2026, as compared with $18 million, or 1.8 points of the loss ratio, for the nine months ended September 30, 2025. The increase in the expense ratio was primarily driven by continued investments in talent and technology and higher acquisition costs, partially offset by higher net earned premiums.
Further information on net prior year loss reserve development is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for International.

(In millions)	September 30, 2026	December 31, 2025
Gross case reserves	$1,108	$1,052
Gross IBNR reserves	2,441	2,324
Total gross carried claim and claim adjustment expense reserves	$3,549	$3,376
Net case reserves	$910	$880
Net IBNR reserves	2,072	1,961
Total net carried claim and claim adjustment expense reserves	$2,982	$2,841

Life & Group
The following table summarizes the results of operations for Life & Group.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Net earned premiums	$101	$106	$307	$318
Claims, benefits and expenses	547	365	1,241	1,040
Net investment income	223	226	677	687
Core loss	(171)	(22)	(190)	(15)
Three Month Comparison
Core results decreased $149 million for the three months ended September 30, 2026 as compared with the same period in 2025. Both periods include assumption updates as a result of the annual reserve reviews.
The cash flow assumption updates from the annual reserve review for the three months ended September 30, 2026 resulted in a pretax increase in long-term care reserves of $173 million primarily driven by unfavorable cost of care inflation and morbidity impacts, partially offset by favorable premium rate actions. However, the unfavorable expected cash flows from the reserve assumption updates are almost entirely offset by a favorable economic impact from anticipated future investment cash flows from recent investment portfolio actions. Under GAAP accounting, the anticipated benefits of these portfolio actions are not immediately reflected in earnings, but instead are recognized through net investment income over time.
The cash flow assumption updates from the annual reserve review for the three months ended September 30, 2025 resulted in a pretax increase in long-term care reserves of $7 million.
Nine Month Comparison
Results for the nine months ended September 30, 2026 were generally consistent with the three month summary above.
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

September 30, 2026
Estimated reduction to pretax income
Hypothetical revisions (In millions)
Morbidity:
2.5% increase in morbidity	$320
5% increase in morbidity	640
Persistency:
5% decrease in active life mortality and lapse	$190
10% decrease in active life mortality and lapse	380
Premium Rate Actions:
25% decrease in future unapproved rate increase premium	$30
50% decrease in future unapproved rate increase premium	60
The following table summarizes policyholder reserves for Life & Group.

September 30, 2026
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long-term care	$—	$12,437	$12,437
Structured settlements and other	486	—	486
Total	486	12,437	12,923
Ceded reserves	53	—	53
Total gross reserves	$539	$12,437	$12,976

December 31, 2025
(In millions)	Claim and claim adjustment expenses	Future policy benefits	Total
Long-term care	$—	$13,448	$13,448
Structured settlements and other	535	—	535
Total	535	13,448	13,983
Ceded reserves	56	—	56
Total gross reserves	$591	$13,448	$14,039
As part of the annual reserve review, statutory long-term care reserve adequacy is evaluated via premium deficiency testing, by comparing statutory policy level reserves on a carried basis with our best estimate reserves, which incorporates best estimate discount rate and liability assumptions in its determination. Statutory margin is the excess of policy level reserves on a carried basis over the corresponding reserves determined on a best estimate basis. As of September 30, 2026, our statutory long-term care margin was $1.3 billion.

Corporate & Other
The following table summarizes the results of operations for the Corporate & Other segment, including intersegment eliminations.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Net investment income	$10	$16	$31	$45
Insurance claims and policyholders' benefits	(6)	(10)	54	107
Interest expense	32	36	98	99
Core loss	(23)	(25)	(129)	(175)
Three Month Comparison
Core loss improved $2 million for the three months ended September 30, 2026 as compared with the same period in 2025.
Nine Month Comparison
Core loss improved $46 million for the nine months ended September 30, 2026 as compared with the same period in 2025. The current period includes a $77 million after-tax charge related to unfavorable net prior year loss reserve development largely associated with legacy mass tort abuse reserves as compared with a $106 million after-tax charge in the prior year period. The current period also includes an increase of $14 million after-tax associated with the amortization of the deferred gain related to the A&EP LPT as compared to the prior year period.
Further information on the net prior year loss reserve development and the A&EP LPT is in Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1.
The following table summarizes the gross and net carried reserves for Corporate & Other.

(In millions)	September 30, 2026	December 31, 2025
Gross case reserves	$1,215	$1,196
Gross IBNR reserves	1,214	1,403
Total gross carried claim and claim adjustment expense reserves	$2,429	$2,599
Net case reserves	$132	$119
Net IBNR reserves	261	238
Total net carried claim and claim adjustment expense reserves	$393	$357

INVESTMENTS
Net Investment Income
The significant components of Net investment income are presented in the following table. Fixed income securities, as presented, include both fixed maturity securities and non-redeemable preferred stock.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Fixed income securities:
Taxable fixed income securities	$520	$506	$1,527	$1,510
Tax-exempt fixed income securities	55	44	162	114
Total fixed income securities	575	550	1,689	1,624
Limited partnership and common stock investments	48	71	221	225
Other, net of investment expense	12	17	36	55
Net investment income	$635	$638	$1,946	$1,904

Effective income yield for the fixed income securities portfolio	5.0%	4.8%	4.9%	4.8%
Limited partnership and common stock return for the period	1.5%	2.5%	7.3%	8.3%
Net investment income decreased $3 million for the three months ended September 30, 2026 as compared with the same period in 2025 driven by lower limited partnership returns, partially offset by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates, as well as higher common stock returns.
Net investment income increased $42 million for the nine months ended September 30, 2026 as compared with the same period in 2025 driven by higher income from fixed income securities as a result of a larger invested asset base and favorable reinvestment rates as well as higher common stock returns, partially offset by lower limited partnership returns.
Net Investment (Losses) Gains
The components of Net investment (losses) gains are presented in the following table.

Periods ended September 30	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Fixed maturity securities:
Corporate bonds and other	$6	$(6)	$(4)	$(55)
States, municipalities and political subdivisions	—	1	(1)	—
Asset-backed	(1)	(5)	(12)	(12)
Total fixed maturity securities	5	(10)	(17)	(67)
Non-redeemable preferred stock	(14)	4	(15)	10
Derivatives, short-term and other	(1)	(1)	(1)	—
Mortgage loans	1	—	1	(5)
Net investment losses	(9)	(7)	(32)	(62)
Income tax benefit on net investment losses	2	1	8	13
Net investment losses, after tax	$(7)	$(6)	$(24)	$(49)
Pretax net investment losses increased $2 million for the three months ended September 30, 2026 as compared with the same period in 2025, driven by the unfavorable change in fair value of non-redeemable preferred stock partially offset by net gains on disposals of fixed maturity securities in the current period compared with net losses in the prior year period.
Pretax net investment losses decreased $30 million for the nine months ended September 30, 2026, as compared with the same period in 2025, driven by net gains on disposals of fixed maturity securities in the current period compared with net losses in the prior year period, as well as lower impairment losses, partially offset by the unfavorable change in fair value of non-redeemable preferred stock.
Further information on our investment gains and losses is set forth in Note C to the Condensed Consolidated Financial Statements included under Part I, Item 1.
Portfolio Quality
The following table presents the estimated fair value and net unrealized gains (losses) of our fixed maturity securities by rating distribution.

	September 30, 2026		December 31, 2025
(In millions)	Estimated Fair Value	Net Unrealized Gains (Losses)	Estimated Fair Value	Net Unrealized Gains (Losses)
U.S. Government, Government agencies and Government-sponsored enterprises	$3,225	$(469)	$3,274	$(228)
AAA	4,048	(419)	3,997	(136)
AA	7,404	(998)	7,001	(428)
A	10,720	(753)	11,167	(140)
BBB	14,791	(1,087)	16,249	(223)
Non-investment grade	1,879	(155)	1,714	(42)
Total	$42,067	$(3,881)	$43,402	$(1,197)
As of September 30, 2026 and December 31, 2025, 2% and 1% of our fixed maturity portfolio was rated internally. Additionally, as of September 30, 2026 and December 31, 2025, we assigned a AAA rating to $741 million and $661 million of municipal bonds that were either pre-refunded or backed by mortgage loans guaranteed by a U.S. government agency or sponsored enterprise.
The following table presents available-for-sale fixed maturity securities in a gross unrealized loss position by ratings distribution.

	September 30, 2026
(In millions)	Estimated Fair Value	Gross Unrealized Losses
U.S. Government, Government agencies and Government-sponsored enterprises	$3,200	$469
AAA	3,437	448
AA	6,113	1,062
A	8,314	843
BBB	12,137	1,181
Non-investment grade	1,268	168
Total	$34,469	$4,171
The following table presents the maturity profile for these available-for-sale fixed maturity securities. Securities not due to mature on a single date are allocated based on weighted average life.

	September 30, 2026
(In millions)	Estimated Fair Value	Gross Unrealized Losses
Due in one year or less	$1,109	$14
Due after one year through five years	8,141	451
Due after five years through ten years	9,618	1,027
Due after ten years	15,601	2,679
Total	$34,469	$4,171

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

	September 30, 2026		December 31, 2025
(In millions)	Estimated Fair Value	Effective Duration (In years)	Estimated Fair Value	Effective Duration (In years)
Life & Group	$14,181	9.8	$15,584	9.7
Property & Casualty and Corporate & Other	30,042	4.6	30,716	4.5
Total	$44,223	6.3	$46,300	6.3
The effective duration of investments supporting Life & Group liabilities at September 30, 2026 lengthened slightly as compared with December 31, 2025, reflecting recent portfolio actions to reduce reinvestment risk partially offset by the impact of the increase in interest rates during the period.
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
For the nine months ended September 30, 2026, net cash provided by operating activities was $1,696 million as compared with $1,920 million for the same period in 2025. The decrease in cash provided by operating activities was driven by an increase in net claim payments partially offset by an increase in premiums collected.
Cash flows from investing activities include the purchase and disposition of financial instruments, excluding those held as trading, and may include the purchase and sale of businesses, equipment and other assets not generally held for resale.
For the nine months ended September 30, 2026, net cash used by investing activities was $752 million as compared with $1,446 million for the same period in 2025. Net cash used or provided by investing activities is primarily driven by cash available from operations and by other factors, such as financing activities.
Cash flows from financing activities may include proceeds from the issuance of debt and equity securities, and outflows for stockholder dividends, repayment of debt and purchases of our common stock.
For the nine months ended September 30, 2026, net cash used by financing activities was $1,001 million as compared with $478 million for the same period in 2025. Financing activities for the periods presented include:
•During the nine months ended September 30, 2026, we paid dividends of $943 million and repurchased 755,000 shares of our common stock at an aggregate cost of $36 million.
•During the nine months ended September 30, 2025, we paid dividends of $922 million and repurchased 700,000 shares of our common stock at an aggregate cost of $34 million.
•In the third quarter of 2025, we issued $500 million of 5.20% notes due August 15, 2035.

Common Stock Dividends
Cash dividends of $3.44 per share on our common stock, including a special cash dividend of $2.00 per share, were declared and paid during the nine months ended September 30, 2026. On October 30, 2026, our Board of Directors declared a quarterly cash dividend of $0.48 per share, payable December 3, 2026 to stockholders of record on November 16, 2026. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, business needs and regulatory constraints.
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
Dividends from Continental Casualty Company (CCC) are subject to the insurance holding company laws of the State of Illinois, the domiciliary state of CCC. Under these laws, ordinary dividends, or dividends that do not require prior approval by the Illinois Department of Insurance, are determined based on the greater of the prior year's statutory net income or 10% of statutory surplus as of the end of the prior year, as well as timing and amount of dividends paid in the preceding twelve months. Additionally, ordinary dividends may only be paid from earned surplus, which is calculated by removing unrealized gains from unassigned surplus. As of September 30, 2026, CCC was in a positive earned surplus position. CCC paid dividends of $905 million and $755 million to CNAF during the nine months ended September 30, 2026 and 2025. The actual level of dividends paid in any year is determined after an assessment of available dividend capacity, holding company liquidity and cash needs as well as the impact the dividends will have on the statutory surplus of the applicable insurance company.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our market risk components for the three months ended September 30, 2026. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information. Additional information related to portfolio duration is discussed in the Investments section of our Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
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
As of September 30, 2026, the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2026.
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CNA Financial Corporation

Dated: November 2, 2026	By	/s/ Scott R. Lindquist
Scott R. Lindquist Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Description of Exhibit	Exhibit Number

Certification of Chief Executive Officer	31.1

Certification of Chief Financial Officer	31.2

Written Statement of the Chief Executive Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Written Statement of the Chief Financial Officer of CNA Financial Corporation Pursuant to 18 U.S.C. Section 1350 (As adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	101.INS

Inline XBRL Taxonomy Extension Schema	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase	101.DEF

Inline XBRL Taxonomy Label Linkbase	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase	101.PRE

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	104.1